Form 10-Q
period 1995-09-30
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1995-11-13
CIK 837903

Page 1 of 11



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition  period from  ______________  to ______________.

                         Commission file number 0-17989


                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                   Registrant

              California                                   68-0166383
       State of Jurisdiction                  I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                     94901-5527
-------------------------------------------------------------------------------
   Address of Principal Executive Offices                          Zip Code

     Registrant's telephone number, including area code:     (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                        Yes   X                  No
                            -----                   -----

                                                                    Page 2 of 11

                                                Part I. Financial Information
                                                Item 1. Financial Statements
                                              PHOENIX HIGH TECH/HIGH YIELD FUND,
                                               A CALIFORNIA LIMITED PARTNERSHIP
                                                         BALANCE SHEETS
                                         (Amounts in Thousands Except for Unit Amounts)
                                                           (Unaudited)
                                                                                      September 30, December 31,
                                                                                          1995          1994
                                                                                          ----          ----

ASSETS

Cash and cash equivalents                                                               $  727        $  755

Accounts  receivable  (net of allowance for losses on accounts  receivable of $0
   and $1 at September 30, 1995 and December 31, 1994, respectively)                        10            21

Notes receivable (net of allowance for losses on notes  receivable $111 and $202
   at September 30, 1995 and December 31, 1994, respectively)                            1,187         1,685

Equipment  on  operating leases and held for lease (net of accumulated depreciation of $129 and $145 at September 30, 1995 and December 31, 1994,
   respectively)                                                                          --               4

Net investment in financing leases                                                         366           541

Investment in joint ventures                                                               266           181

Capitalized  acquisition fees (net of accumulated  amortization of $234 and $214
   at September 30, 1995 and December 31, 1994, respectively)                               62            81

   Other assets                                                                              1             3
                                                                                        ------        ------

     Total Assets                                                                       $2,619        $3,271
                                                                                        ======        ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                                                $   49        $   73
                                                                                        ------        ------

     Total Liabilities                                                                      49            73
                                                                                        ------        ------

Partners' Capital

   General Partner                                                                        --            --

   Limited Partners, 25,000 units authorized, 7,526 units issued
     and outstanding at September 30, 1995 and December 31, 1994                         2,570         3,198
                                                                                        ------        ------

     Total Partners' Capital                                                             2,570         3,198
                                                                                        ------        ------

     Total Liabilities and Partners' Capital                                            $2,619        $3,271
                                                                                        ======        ======


                                           The accompanying notes are an integral
                                                  part of these statements.

                                              PHOENIX HIGH TECH/HIGH YIELD FUND,
                                               A CALIFORNIA LIMITED PARTNERSHIP
                                                   STATEMENTS OF OPERATIONS
                                       (Amounts in Thousands Except for Per Unit Amounts)
                                                          (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                 September 30,             September 30,
                                                              1995         1994          1995          1994
                                                              ----         ----          ----          ----

INCOME

   Rental income                                             $   2        $  19         $   9         $  19
   Earned income, financing leases                              18           29            60            92
   Interest income, notes receivable                            71           12            71           137
   Gain on sale of marketable securities                      --           --            --              64
   Other income                                                  6           14            22            42
                                                             -----        -----         -----         -----

     Total Income                                               97           74           162           354
                                                             -----        -----         -----         -----

EXPENSES

   Depreciation and amortization                                13            4            24            58
   Lease related operating expenses                           --              5          --               6
   Management fees to General Partner                           18         --              26            16
   Reimbursed administrative costs to General Partner            3            5            13            16
   Provision for losses on receivables                           5           (3)          (32)           12
   Legal expense                                                25           10            62            24
   General and administrative expenses                           7            7            24            31
                                                             -----        -----         -----         -----

     Total Expenses                                             71           28           117           163
                                                             -----        -----         -----         -----

NET INCOME                                                   $  26        $  46         $  45         $ 191
                                                             =====        =====         =====         =====



NET INCOME PER LIMITED
     PARTNERSHIP UNIT                                        $3.25        $5.59         $5.12         $24.14
                                                             =====        =====         =====         =====

DISTRIBUTIONS PER LIMITED
     PARTNERSHIP UNIT                                        $18.53       $51.13        $88.54        $127.53
                                                             =====        =====         =====         =====

ALLOCATION OF NET INCOME:
     General Partner                                         $   2        $   4         $   7         $  10
     Limited Partners                                           24           42            38           181
                                                             -----        -----         -----         -----

                                                             $  26        $  46         $  45         $ 191
                                                             =====        =====         =====         =====


                                           The accompanying notes are an integral
                                                   part of these statements.

                                              PHOENIX HIGH TECH/HIGH YIELD FUND,
                                               A CALIFORNIA LIMITED PARTNERSHIP
                                                   STATEMENTS OF CASH FLOWS
                                                    (Amounts in Thousands)
                                                          (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                          1995            1994
                                                                                          ----            ----

Operating Activities:
   Net income                                                                          $    45         $   191

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                        24              58
       Gain on sale of equipment                                                            (4)             (3)
       Equity in earnings from joint ventures, net                                          (2)             (9)
       Provision for losses on notes receivable                                            (37)             22
       Provision for losses on accounts receivable                                           5             (10)
       Gain on sale of marketable securities                                              --               (64)
       Decrease in accounts receivable                                                       6              15
       Decrease in accounts payable and accrued expenses                                   (24)             (4)
       Decrease in other assets                                                              2               3
                                                                                       -------         -------
Net cash provided by operating activities                                                   15             199
                                                                                       -------         -------

Investing Activities:
   Principal payments, financing leases                                                    172             224
   Principal payments, notes receivable                                                    441              71
   Proceeds from sale of equipment                                                           6               3
   Proceeds from sale of marketable securities                                            --                64
   Distributions from joint ventures                                                        11              23
                                                                                       -------         -------

Net cash provided by investing activities                                                  630             385
                                                                                       -------         -------

Financing Activities:
   Distributions to partners                                                              (673)           (969)
                                                                                       -------         -------

Net cash used by financing activities                                                     (673)           (969)
                                                                                       -------         -------

Decrease in cash and cash equivalents                                                      (28)           (385)

Cash and cash equivalents, beginning of period                                             755           1,339
                                                                                       -------         -------

Cash and cash equivalents, end of period                                               $   727         $   954
                                                                                       =======         =======



                                          The accompanying notes are an integral
                                                  part of these statements.

                        PHOENIX HIGH TECH/HIGH YIELD FUND,
                         A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10- K.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

         Non-Cash Investing Activity. On September 20, 1995, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television system operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables were exchanged for interests (their capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by the General Partner. The amount of the outstanding note receivable that was contributed to the joint venture was $93,000.

Note 2.       Reclassification.

           Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.       Income Taxes.

           Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Notes Receivable.

           Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114 , "Accounting by Creditors for Impairment of Loan", and Statement No. 118, "Accounting by
Creditors for Impairment of a Loan - Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loans effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

           In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

           At September 30, 1995, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $1,298,000. Included in this amount is $12,000 of impaired notes for which the related allowance for losses is $1,000 and $1,286,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $1,656,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

           During the quarter ended June 30, 1995, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired under Statement No. 114. The Partnership received a partial recovery of $40,000 as a settlement which was applied towards the $58,000 outstanding note receivable balance. The remaining balance of $18,000 was written-off through its related allowance for loan losses. The related allowance for loan losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $37,000 during the quarter ended June 30, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

           The Partnership received a settlement from another impaired note receivable and foreclosed upon the assets of another note receivable from a cable television system operator during the nine months ended September 30, 1995.

           The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                             1995        1994

             Beginning balance              $ 202       $ 180
                  Provision for losses        (37)         22
                  Write downs                 (54)         -
                                            -----       -----
             Ending balance                 $ 111       $ 202
                                            =====       =====

Note 5.       Net Income (Loss) and Distribution Per Limited Partnership Unit.

           Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the nine months ended September 30, 1995 and 1994. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Foreclosed Cable System Joint Ventures

           The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                                     COMBINED STATEMENTS OF OPERATIONS
                                           (Amounts in Thousands)
                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                   1995        1994        1995        1994
                                                   ----        ----        ----        ----
INCOME
Subscriber revenue                                 $237        $228        $722        $678
Other income                                          4           3          12           9
                                                   ----        ----        ----        ----

         Total income                               241         231         734         687
                                                   ----        ----        ----        ----

EXPENSES
Depreciation and amortization                        55          53         164         159
Program services                                     79          59         208         178
Management fees to an affiliate of the
    General Partner                                  11          10          33         166
General and administrative expenses                  75          59         230          30
Provision for losses on accounts receivable           2           2           7           7
                                                   ----        ----        ----        ----

    Total expenses                                  222         183         642         540
                                                   ----        ----        ----        ----

Net income before income taxes                       19          48          92         147
Income tax benefit                                    1          17          24          30
                                                   ----        ----        ----        ----

Net income                                         $ 20        $ 65        $116        $177
                                                   ====        ====        ====        ====



                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The Partnership reported net income of $26,000 and $45,000 for the three and nine months ended September 30, 1995, respectively, as compared to $46,000 and $191,000 for the same periods in 1994. The decrease in net income during the three months ended September 30, 1995 is mainly attributable to an increase in expenses. The decrease in net income during the nine months ended September 30, 1995, as compared to the same period in 1994, is attributable to a decrease in interest income from notes receivable and the absence of a gain on the sale of marketable securities.

     Total revenues increased by $23,000 during the three months ended September 30, 1995, as compared to the same period in 1994. This increase was primarily the result of an increase in interest income from notes receivable. The increase in interest income from notes receivable was the result of the payoff of a note receivable from a cable television system operator that had been classified as impaired. The Partnership had suspended the accrual of interest income on this note. Upon the payoff, the proceeds were first applied to the outstanding principal and accrued interest, with the excess recognized as interest income.

     Total revenues decreased during the nine months ended September 30, 1995, as compared to the same period in 1994, due to decreases in interest income from notes receivable and the absence of a gain on the sale of marketable securities. The gain on the sale of marketable securities during 1994 was attributable to the sale of a stock warrant of an emerging growth company that the Partnership had been granted as part of a lease/finance agreement.

     The primary factor contributing to the decrease of interest income from notes receivable for the nine months ended September 30, 1995, when compared to the same period in 1994, is the Partnership's remaining notes receivable being classified as impaired and the Partnership suspending the recognition of interest income on such notes. At September 30, 1995, the Partnership had outstanding notes receivable with a recorded net investment of $1,298,000 that were considered to be impaired.

     Total expenses increased by $43,000 during the three months ended September 30, 1995, but decreased by $46,000 for the nine months ended September 30, 1995, as compared to the same periods in 1994. The increase in expenses during the three months ended September 30, 1995, as compared to the same period in 1994, is due to increases in management fees and legal expense. The decrease in total expenses during the nine months ended September 30, 1995, as compared to the same period in 1994, is attributable to decreases in depreciation expense and provision for losses on receivables.

     The increase in management fees during the three and nine months ended September 30, 1995, as compared to the same periods in 1994, is attributable to the payoffs of two notes receivable from cable television system operators. The increase in legal expense during the three and nine months ended September 30, 1995, as compared to the same periods in 1994, is related to litigation on defaulted notes receivable from cable television system operators.

     During the nine months ended September 30, 1995, the Partnership received settlement payments on two defaulted notes receivable from cable television system operators. On one of these notes, the Partnership had provided a loan loss reserve in an amount equal to the net carrying value of this note in a prior year. Upon recovery of a portion of this defaulted note receivable, the Partnership reduced the allowance for loan losses by $37,000 during the quarter ended September 30, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

Liquidity and Capital Resources

     The Partnership's primary source of liquidity comes from its contractual obligations with lessees and borrowers to receive rental payments and payments of principal and interest. As the initial lease terms of the leases expire, the Partnership will re-lease or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting scheduled contractual payments from its lessees and borrowers. Additionally, the Partnership has investments in foreclosed cable systems joint ventures that it receives cash distributions of the excess cash.

     The cash generated by leasing and financing activities was $628,000 during the nine months ended September 30, 1995, as compared to $504,000 during the same period in 1994. The increase in cash generated by leasing and financing activities was due to the increase in payments from notes receivable. During the nine months ended September 30, 1995, the Partnership received payoffs from two defaulted notes receivable.

     During the nine months ended September 30, 1995, the Partnership received cash distributions of $11,000 from foreclosed cable joint ventures as compared to cash distributions of $23,000 from foreclosed cable joint ventures during the same period in 1994.

     As of September 30, 1995, the Partnership owned equipment being held for lease with an original cost of $212,000 and a net book value of $0, as compared to $375,000 and $6,000 at September 30, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

     The cash distributed to partners was $673,000 and $969,000 for the nine months ended September 30, 1995 and 1994, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $666,000 and $960,000 in distributions during the period ended September 30, 1995 and 1994, respectively. The cumulative cash distributions to limited partners are $5,416,000 and $4,360,000 at September 30, 1995 and 1994, respectively. The General Partner received $7,000 and $9,000 for its share of the cash distributions during the period ended September 30, 1995 and 1994, respectively.

     The Partnership anticipates making quarterly distributions to partners on October 15, 1995, January 15, 1996 and April 15, 1996 at the same rate as the July 15, 1995 distribution. However, the Partnership will switch to an annual distribution method thereafter, with the first annual distribution to be made on January 15, 1997. The Partnership's ability to distribute cash to partners is dependent upon the Partnership receiving its contractual payments from notes receivable and financing leases. If the cash generated by Partnership operations decrease below expectations, the distributions to partners will be adjusted accordingly.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                   PHOENIX LEASING HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1995

                           Part II. Other Information


Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information.  Inapplicable

Item 6.       Exhibits and Reports on 8-K:

              a)  Exhibits:

                  (27)      Financial Data Schedule

              b)  Reports on 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              PHOENIX HIGH TECH/HIGH YIELD FUND,
                                                              A CALIFORNIA LIMITED PARTNERSHIP
                                                                         (Registrant)
       Date                                            Title                                    Signature

November 13, 1995                              Chief Financial Officer,                 /S/ PARITOSH K. CHOKSI
-----------------                              Senior Vice President                    ----------------------
                                               and Treasurer of                         (Paritosh K. Choksi)
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President,                   /S/ BRYANT J. TONG
-----------------                              Financial Operations                     ------------------
                                               (Principal Accounting Officer)           (Bryant J. Tong)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President of                 /S/ GARY W. MARTINEZ
-----------------                              Phoenix Leasing Incorporated             --------------------
                                               General Partner                          (Gary W. Martinez)


November 13, 1995                              Partnership Controller                   /S/ MICHAEL K. ULYATT
-----------------                              Phoenix Leasing Incorporated             ---------------------
                                               General Partner                          (Michael K. Ulyatt)



