Form 10-K
period 1995-12-31
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1996-03-28
CIK 837903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995       Commission File Number 0-17989


                       PHOENIX HIGH TECH/HIGH YIELD FUND,
--------------------------------------------------------------------------------
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         California                                      68-0166383
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2401 Kerner Boulevard, San Rafael, California               94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (415) 485-4500
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                    -----     -----

As of December 31, 1995, 7,526 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          1995 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                          Page

                                     PART I

Item 1.  Business......................................................     3
Item 2.  Properties....................................................     4
Item 3.  Legal Proceedings.............................................     4
Item 4.  Submission of Matters to a Vote of Security Holders...........     4

                                     PART II

Item 5.  Market for the Registrant's Securities and Related
         Security Holder Matters.......................................     5
Item 6.  Selected Financial Data.......................................     5
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................     6
Item 8.  Financial Statements and Supplementary Data...................     8
Item 9.  Disagreements on Accounting and Financial Disclosure Matters..    23


                                    PART III

Item 10. Directors and Executive Officers of the Registrant............    23
Item 11. Executive Compensation........................................    24
Item 12. Security Ownership of Certain Beneficial Owners and
         Management....................................................    24
Item 13. Certain Relationships and Related Transactions................    25


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K......................................................    25


Signatures.............................................................    26

                                     PART I

Item 1.  Business.

General Development of Business.

         Phoenix High Tech/High Yield Fund, a California limited partnership (the "Partnership"), was organized on July 26, 1988. The Partnership was registered with the Securities and Exchange Commission with an effective date of November 10, 1988 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 1999. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

         The initial public offering was for 25,000 units of limited partnership interest at a price of $1,000 per unit. The Partnership had the option of increasing the public offering up to a maximum of 50,000 units. The Partnership sold 7,526 units for a total capitalization of $7,526,000. Of the proceeds received through the offering, the Partnership has incurred $967,837 in organizational and offering expenses. The initial public offering was completed on November 10, 1990.

         From the initial formation of the Partnership through December 31, 1995, the total investments in equipment leases and financing transactions (loans) approximate $7,394,000. The average initial firm term of contractual payments from equipment subject to lease was 45.20 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.95%. The average initial firm term of contractual payments from loans was
61.96 months. These leases and loans have been concentrated primarily in the manufacturing and telecommunications industries.

Summary of Business Activities.

         The Partnership has engaged in diverse activities in which the General Partner has had considerable experience. These areas include leasing and financing activities for venture capital-backed emerging growth companies, financing and leasing activities for cable television system operators and related businesses, and other general leasing and financing activities. Set forth below is a summary of these activities.

         Emerging Growth Company Activities (Venture Financing). One of the major purposes of the Partnership is to lease and finance various types of capital equipment, primarily to emerging growth companies. The types of equipment in which the Partnership has invested include various types of high technology equipment such as semiconductor production and test equipment, general electronic production equipment, computer terminals, data processing systems, computer communications equipment and medical equipment, as well as office, manufacturing and other types of capital equipment. The Partnership has also entered into arrangements to provide secured financings, including financings of accounts receivable and inventories, to emerging growth companies.

              The emerging growth companies with which the Partnership has entered into leases or financing transactions are located throughout the United States and its possessions and are engaged in a variety of businesses for the provision of products or services. Such companies are in the start-up or early phases of operation with, in most cases, at least one round of venture capital debt or equity financing having been concluded prior to the Partnership's investment.

         Cable Television System Leasing and Financing (Cable Financing). The other major purpose of the Partnership is to make secured loans to operators of cable television systems for the acquisition, refinancing, construction, upgrade and extension of such systems in the United States, its possessions and its military bases. In addition, the Partnership has acquired cable television and related equipment and leases such equipment to third parties.

              Loans to cable system operators are secured by a senior or subordinated lien on the assets of the cable television system, its franchise, contracts and related assets, including its subscriber list. Various types of cable television and related equipment acquired by the Partnership and leased or financed to third parties throughout the United States, its possessions and military bases will be leased or financed on a long-term basis.

         Several  of the  cable  television  system  operators  the  Partnership provided financing to have experienced financial difficulties. These difficulties are believed to have been caused by several factors. Some of these factors are: a significant reduction in the availability of debt from banks and other financial institutions to finance the acquisition and operations, uncertainties related to future government regulation in the cable television industry and the economic recession in the United States. These factors have resulted in a significant decline in the demand for the acquisition of cable systems and have further caused an overall decrease in the value of many cable television systems. As a result of the above, many of the Partnership's notes receivable from cable television system operators have gone into default. The result is that the Partnership has not received scheduled payments, has had to grant loan extensions, has experienced an increase in legal and collection costs and in some cases, has had to foreclose on the cable television system. The impact of this has been a decrease in the overall return on the Partnership's investments in such notes.

         The Partnership has obtained an ownership interest in several cable system joint ventures that it obtained through foreclosure. These cable systems currently generate a positive monthly cash flow and provided cash distributions to the Partnership during 1995 and 1994. The cable systems are managed and operated by an affiliate of the General Partner.

Item 2.  Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans.

         As of December 31, 1995, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $2,555,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership.

                                                                Percentage of
         Asset Types                       Purchase Price(1)    Total Assets
         -----------                       -----------------    -------------
                                        (Amounts in Thousands)

Financing Related to Cable
  Television Systems                             $1,550               61%
Capital Equipment Leased to
  Emerging Growth Companies                       1,005               39
                                                 ------              ---
TOTAL                                            $2,555              100%
                                                 ======              ===

(1) These amounts include cost of equipment on financing leases of $854,000 and original cost of outstanding loans of $1,550,000 at December 31, 1995.


Item 3.  Legal Proceedings.

         The Partnership is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise, during the year covered by this report.

                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate number of equity security investments:

                                                       Number of Unit Holders
                 Title of Class                       as of December 31, 1995
                 --------------                       -----------------------

                Limited Partners                                 379


Item 6.  Selected Financial Data.

                              Amounts in Thousands Except for Per Unit Amounts
                              ------------------------------------------------
                                1995      1994      1993      1992      1991
                                ----      ----      ----      ----      ----

Total Income                 $   209   $   343   $   770   $   775   $   795

Net Income (Loss)               (558)      163       243        91       369

Total Assets                   2,017     3,271     4,440     5,090     5,652

Distributions to Partners        816     1,362       779       780       775

Net income (loss) per Limited
  Partnership Unit            (73.40)    19.89     31.20     11.07     47.96

Distributions per Limited
  Partnership Unit            107.28    179.21    102.53    102.60    101.95

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Phoenix High Tech/High Yield Fund (the Partnership) reported a net loss of $558,000 during the year ended December 31, 1995, as compared to net income of $163,000 and $243,000 during 1994 and 1993, respectively. The net loss during 1995 is mainly attributable to a provision for losses on receivables of $563,000 recognized during 1995. The decrease in net income during 1994, as compared to 1993, is attributable to a decrease in interest income from notes receivable.

         Total revenues decreased by $134,000 during 1995, as compared to 1994. This decrease was primarily the result of a decrease in earned income from financing leases of $43,000 and the absence of a gain on sale of marketable securities, as compared to the gain on sale of marketable securities of $64,000 during 1994. The increase in interest income from notes receivable of $32,000 during 1995, as compared to 1994, was the result of the payoffs of two notes receivable from cable television system operators that had been classified as impaired. The Partnership had suspended the accrual of interest income on these notes. Upon the payoff, the proceeds were first applied to the outstanding principal and accrued interest, with the excess recognized as interest income. On one of these notes, the Partnership received a settlement payoff in excess of the net carrying value, thereby recognizing interest income for the excess.

         Total revenues decreased by $427,000 during 1994, as compared to 1993, primarily due to decreases in interest income from notes receivable and rental income. The primary factor contributing to the decrease of interest income from notes receivable during 1994, when compared to 1993, is the Partnership's remaining notes receivable being classified as impaired and the Partnership suspending the recognition of interest income on such notes.

         Total expenses increased by $587,000 during 1995, but decreased by $347,000 during 1994, as compared to the same periods in the previous year. The increase in expenses during 1995, as compared to 1994, is due to an increase in the provision for losses on receivables. This provision was deemed necessary pursuant to the review of the Partnership's remaining note receivable to a cable television system operator. The decrease in total expenses during 1994, as compared to 1993, is attributable to a decrease in depreciation expense and provision for losses on receivables. As of December 31, 1994, a majority of the equipment was fully depreciated.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from its contractual obligations with lessees and borrowers to receive rental payments and payments of principal and interest. As the initial lease terms of the leases expire, the Partnership will re-lease or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting scheduled contractual payments from its lessees and borrowers. Additionally, the Partnership has investments in foreclosed cable systems joint ventures from which it receives cash distributions of the excess cash generated by operations. The Partnership will also receive a share of the cash when the cable television system is sold.

         The cash generated by leasing and financing activities was $699,000 during 1995, as compared to $641,000 and $1,240,000 during 1994 and 1993, respectively. The increase in cash generated by leasing and financing activities during 1995 was due to the increase in payments from notes receivable. During 1995, the Partnership received settlement payoffs from two defaulted notes receivable. The decrease in cash generated by leasing and financing activities during 1994, was due to a reduction in payments from notes receivable.

         As of December 31, 1995, the Partnership owned equipment being held for lease with an original cost of $89,000 and a net book value of $0, as compared to $244,000 and $4,000 at December 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

         The cash distributed to partners was $816,000, $1,362,000 and $779,000 during 1995, 1994 and 1993, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $808,000, $1,349,000 and $771,000 in distributions during

1995, 1994 and 1993, respectively. The cumulative cash distributions to limited partners are $5,557,000, $4,749,000 and $3,400,000 at December 31, 1995, 1994
and 1993, respectively. The General Partner received $8,000, $13,000 and $8,000 for its share of the cash distributions during 1995, 1994 and 1993, respectively.

         The Partnership made a quarterly distribution to partners on January 15, 1996 and plans to make another quarterly distribution to partners on April 15, 1996 at the same rate as the July 15, 1995 distribution. However, the Partnership will switch to an annual distribution method thereafter, with the first annual distribution to be made on January 15, 1997. The Partnership's ability to distribute cash to partners is dependent upon the Partnership receiving its contractual payments from notes receivable and financing leases. If the cash generated by Partnership operations decrease below expectations, the distributions to partners will be adjusted accordingly.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           PHOENIX HIGH TECH/HIGH YIELD FUND,
                            A CALIFORNIA LIMITED PARTNERSHIP

                              YEAR ENDED DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix High Tech/High Yield Fund, a California Limited Partnership:

We have audited the accompanying balance sheets of Phoenix High Tech/High Yield Fund, a California Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix High Tech/High Yield Fund, a California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14, subsection (a) 2, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 19, 1996

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)

                                                               December 31,
                                                              1995      1994
                                                              ----      ----
ASSETS

Cash and cash equivalents                                  $   655   $   755

Accounts receivable (net of allowance for losses
   on accounts receivable of $0 and $1 at
   December 31, 1995 and 1994, respectively)                    18        21

Notes receivable (net of allowance for losses on
   notes receivable of $706 and $202 at December
   31, 1995 and 1994, respectively)                            581     1,685

Marketable securities, available-for-sale                      149      --

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $56 and
   $145 at December 31, 1995 and 1994, respectively)          --           4

Net investment in financing leases                             311       541

Investment in joint ventures                                   266       181

Capitalized acquisition fees (net of accumulated
   amortization of $260 and $214 at December 31,
   1995 and 1994, respectively)                                 36        81

Other assets                                                     1         3
                                                           -------   -------
     Total Assets                                          $ 2,017   $ 3,271
                                                           =======   =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                   $    44   $    73
                                                           -------   -------
     Total Liabilities                                          44        73
                                                           -------   -------

Partners' Capital:

   General Partner                                             (14)     --

   Limited Partners, 25,000 units authorized,
    7,526 units issued and outstanding at
    December 31, 1995 and 1994                               1,838     3,198

   Unrealized gains on marketable securities
    available-for-sale                                         149      --
                                                           -------   -------
     Total Partners' Capital                                 1,973     3,198
                                                           -------   -------
     Total Liabilities and Partners' Capital               $ 2,017   $ 3,271
                                                           =======   =======

                     The accompanying notes are an integral
                            part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                               For the Years Ended December 31,
                                                  1995      1994      1993
                                                  ----      ----      ----
INCOME

   Rental income                               $    12    $   17    $  161

   Earned income, financing leases                  75       118       188

   Gain on sale of equipment                         4        38        23

   Interest income, notes receivable                85        53       339

   Equity in earnings from joint ventures            2        10        26

   Gain on sale of marketable securities          --          64      --

   Other income                                     31        43        33
                                               -------    ------    ------

     Total Income                                  209       343       770
                                               -------    ------    ------


EXPENSES

   Depreciation and amortization                    50        69       257

   Lease related operating expenses               --           7        13

   Management fees to General Partner               30        22        51

   Reimbursed administrative costs
     to General Partner                             17        23        27

   Provision for losses on receivables             563        (9)       88

   Legal expense                                    81        33        51

   General and administrative expenses              26        35        40
                                               -------    ------    ------

     Total Expenses                                767       180       527
                                               -------    ------    ------


NET INCOME (LOSS)                              $  (558)   $  163    $  243
                                               =======    ======    ======

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                     $(73.40)   $19.89    $31.20
                                               =======    ======    ======

ALLOCATION OF NET INCOME (LOSS):

   General Partner                             $    (6)   $   13    $    8

   Limited Partners                               (552)      150       235
                                               -------    ------    ------
                                               $  (558)   $  163    $  243
                                               =======    ======    ======

                     The accompanying notes are an integral
                            part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                  General
                                  Partner's Limited Partners' Unrealized  Total
                                   Amount    Units   Amount     Gains     Amount
                                  --------- ----------------- ---------- ------

Balance, December 31, 1992        $  --      7,526  $ 4,933   $  --     $ 4,933

Distributions to partners ($102.53
   per limited partnership unit)       (8)    --       (771)     --        (779)

Net income                              8     --        235      --         243
                                  -------  -------  -------   -------   -------

Balance, December 31, 1993           --      7,526    4,397      --       4,397

Distributions to partners ($179.21
   per limited partnership unit)      (13)    --     (1,349)     --      (1,362)

Net income                             13     --        150      --         163
                                  -------  -------  -------   -------   -------

Balance, December 31, 1994           --      7,526    3,198      --       3,198

Distributions to partners ($107.28
   per limited partnership unit)       (8)    --       (808)     --        (816)

Unrealized gains on available-
   for-sale securities               --       --       --         149       149

Net loss                               (6)    --       (552)     --        (558)
                                  -------  -------  -------   -------   -------

Balance, December 31, 1995        $   (14)   7,526  $ 1,838   $   149   $ 1,973
                                  =======  =======  =======   =======   =======

                     The accompanying notes are an integral
                            part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                    1995      1994      1993
                                                    ----      ----      ----
Operating Activities:

   Net income (loss)                             $  (558)  $   163   $   243
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Depreciation and amortization                  50        69       257
       Gain on sale of equipment                      (4)      (38)      (23)
       Equity in earnings from joint ventures         (2)      (10)      (26)
       Provision for losses on notes receivable      558        22        64
       Provision for losses on accounts receivable     5       (31)       24
       Gain on sale of marketable securities        --         (64)     --
       Decrease (increase) in accounts receivable     (2)       15        43
       Increase (decrease) in accounts
         payable and accrued expenses                (29)       30      (114)
       Decrease in other assets                        2      --         111
                                                 -------   -------   -------

   Net cash provided by operating activities          20       156       579
                                                 -------   -------   -------

Investing Activities:

   Principal payments, financing leases              227       298       344
   Principal payments, notes receivable              452       187       317
   Proceeds from sale of equipment                     6        50        80
   Proceeds from sale of marketable securities      --          64      --
   Distributions from joint ventures                  11        23       169
   Investment in financing leases                   --        --        (507)
   Payment of acquisition fees                      --        --         (19)
                                                 -------   -------   -------

   Net cash provided by investing activities         696       622       384
                                                 -------   -------   -------

Financing Activities:

   Distributions to partners                        (816)   (1,362)     (779)
                                                 -------   -------   -------

   Net cash used by financing activities            (816)   (1,362)     (779)
                                                 -------   -------   -------

Increase (decrease) in cash and cash equivalents    (100)     (584)      184

Cash and cash equivalents, beginning of period       755     1,339     1,155
                                                 -------   -------   -------

Cash and cash equivalents, end of period         $   655   $   755   $ 1,339
                                                 =======   =======   =======

                     The accompanying notes are an integral
                            part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


Note 1.  Organization and Partnership Matters.

         Phoenix High Tech/High Yield Fund (the "Partnership"), was formed as a California limited partnership on July 26, 1988. The initial Limited Partner capital contribution of $1,000 was made by Phoenix Leasing Incorporated (the "General Partner"). The Partnership's primary business objectives are: (1) leasing and financing various types of capital equipment, primarily to and for emerging growth companies and, in some cases, making secured loans to such companies; (2) making secured loans to operators of cable television systems for acquisition, refinancing, construction, upgrade and extension of cable television systems; and (3) engaging in other types of leasing and financing arrangements, including entering into equipment purchase and remarketing agreements with various manufacturers of equipment and software available for leasing or licensing by the Partnership.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of spreading the risks of financing or acquiring certain capital equipment leased to third parties (see Note 6).

         For financial reporting purposes, Partnership income is allocated as follows: First, to the General Partner until the cumulative income so allocated is equal to the cumulative distributions to the General Partner. Second, 1% to the General Partner and 99% to the Limited Partners until the cumulative income so allocated is equal to any cumulative Partnership loss and syndication expenses, and the balance, if any, to the Limited Partners. All Partnership losses are allocated 1% to the General Partner and 99% to the Limited Partners. Syndication expenses are specially allocated one percent to the General Partner and 99% to the Limited Partners.

         Distributions. The General Partner intends to make quarterly distributions throughout the life of the Partnership. Additionally, in order to provide funds for Partnership investments, while still providing cash distributions for Limited Partners to pay any resulting tax liability from the Partnership, the General Partner anticipates that for investors admitted as Limited Partners in 1989, the distributions made in 1990 through 1992, and for investors admitted in 1990, the distributions made in 1991 through 1993 were in an amount at least equal to approximately 40% of the taxable income of the Partnership allocated to such Limited Partner for the prior year (that is, the estimated tax liability attributed to an investment in the Partnership), or 4% of such Limited Partner's original capital contribution, prorated for any partial year, whichever was greater. The General Partner is entitled to receive 1% of all distributions until the Limited Partners have recovered their initial capital contributions plus a return of 16% per annum, compounded annually, on their unrecovered capital contributions (the "Priority Return"). Thereafter, cash available for distribution will be distributed 20% to the General Partner and 80% to the Limited Partners.

         Bonus Distribution. Pursuant to the Partnership Agreement, upon the 15th of the calendar month following the earlier of (1) the Partnership raising $10,000,000, or (2) the date 12 months from the date of release of funds from the impound account, the Partnership made a bonus distribution to the Limited Partners who have purchased units prior to that time. The bonus distribution was calculated at 12% per annum (prorated for any partial year) of each Limited Partner's capital account. In October of 1990, the General Partner made a $571,000 capital contribution to the Partnership in an amount equal to the bonus distribution and has acquired 571 units as a Limited Partner in return for such contribution. Distributions pursuant to the bonus distribution will count towards the Priority Return.

         In the event the General Partner has a deficit balance in its capital account at the time of Partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership.

         As compensation for services performed in connection with the analysis of equipment available to the Partnership and analysis of financing transactions, the General Partner receives an acquisition and loan placement fee equal to 4% of (a) the purchase price of equipment acquired by the Partnership,
(b) financing provided to businesses such as emerging growth companies or cable television system operators, or (c) the purchase price of equipment leased by manufacturers, the financing for which is provided by the Partnership, in each case payable upon such acquisition or loan transaction, as the case may be. In addition, as compensation for management services, the General Partner receives a management fee payable quarterly equal to 3.5% of the Partnership's gross revenues. Such revenues include loan payments, rental receipts, proceeds from the sale of equipment and other income (other than interest income from short-term, temporary investments). Acquisition fees are amortized over the average expected life of the assets, principally on a straight-line basis.

         Schedule of compensation paid and distributions made to the General Partner for the years ended December 31,
                                                1995      1994      1993
                                                ----      ----      ----
                                                 (Amounts in Thousands)

    Management fees                              $30       $22       $51
    Acquisition fees                               0         0        20
    Cash distributions                             8        13         8
                                                 ---       ---       ---

                                                 $38       $35       $79
                                                 ===       ===       ===


Note 2.  Summary of Significant Accounting Policies.

       Leasing Operations. The Partnership's leasing operations consist of financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Direct costs of consummating new leases are capitalized and included in the cost.

         Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated on a straight-line basis over the estimated useful life, ranging up to seven years.

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting high technology equipment and competitive factors within the high technology marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses, including depreciation. When subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy as appropriate. As a result of such periodic reviews, the Partnership recognized additional depreciation expense of $0, $0 and $96,000 ($0, $0 and $12.82 per limited partnership unit) for the years ended December 31, 1995, 1994 and 1993, respectively.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance and repairs of the leased equipment are charged to expense.

         Portfolio Valuation Methodology. The Partnership uses the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

       Investments. Investments in net assets of the foreclosed cable systems joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

       Investment in Marketable Securities Available for Sale. The Partnership has investments in stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

       Non-Cash Investing Activity. On September 20, 1995, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television system operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivable were exchanged for interests (their capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by the General Partner. The amount of the outstanding note receivable that was contributed to the joint venture was $94,000.

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

       On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans. At January 1, 1995, the adoption of Statements 114 and 118 had no effect on the Partnership's financial position or results of operations.

       Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

       Cash and Cash Equivalents. This includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

       Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 3.  Accounts Receivable.

       Accounts receivable consist of the following at December 31:

                                                           1995      1994
                                                           ----      ----
                                                       (Amounts in Thousands)

       Lease payments                                      $ 14      $  4
       General Partner and Affiliates                         3       --
       Property and sales taxes                               1        10
       Other                                                --          8
                                                           ----      ----
                                                             18        22
       Less:  allowance for losses on
               accounts receivable                          --         (1)
                                                           ----      ----

             Total                                         $ 18      $ 21
                                                           ====      ====

Note 4.  Notes Receivable.

       Notes receivable consist of the following at December 31:

                                                              1995      1994
                                                              ----      ----
                                                          (Amounts in Thousands)
       Notes receivable from cable television
        system operators with interest ranging
        from 14% to 18% per annum, receivable in
        installments  ranging from 59 to 96 months
        through October 1997, collateralized by a
        security interest in the cable system assets.
        These notes have a graduated repayment
        schedule followed by a balloon payment.            $ 1,287   $ 1,887

       Less:  allowance for losses on notes receivable        (706)     (202)
                                                           -------   -------

            Total                                          $   581   $ 1,685
                                                           =======   =======

         The Partnership's notes receivable from cable television system operators provide for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate was added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, due to a high degree of uncertainty relating to the collection of the entire amount of the contractually owed interest, the Partnership limited the amount of interest being recognized on its performing notes receivable to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until such time as management believes it will be realized.

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

         At December 31, 1995, the recorded investments in notes that are considered to be impaired under Statement 114 was $1,287,000 for which the related allowance for losses is $706,000. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $1,564,000.

         During the year ended December 31, 1995, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired under Statement No. 114. The Partnership received a partial recovery of $40,000 as a settlement which was applied towards the $58,000 outstanding note receivable balance. The remaining balance of $18,000 was written-off through its related allowance for loan losses. The related allowance for loan losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $37,000 during the year ended December 31, 1995. This reduction in the allowance for loan losses was recognized as a negative provision for loan losses during the period.

         The Partnership received a settlement from another impaired note receivable and foreclosed upon the assets of another note receivable from a cable television system operator during the year ended December 31, 1995.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                              1995      1994
                                                              ----      ----
                                                          (Amounts in Thousands)
         Beginning balance                                   $ 202     $ 180
           Provision for losses                                558        22
           Write downs                                         (54)     --
                                                             -----     -----
         Ending balance                                      $ 706     $ 202
                                                             =====     =====

Note 5.  Equipment on Operating Leases and Investment in Financing Leases.

         Equipment on lease consists of capital equipment leased to emerging growth and cable television companies subject to operating and financing leases.

         The Partnership's equipment on operating leases is fully depreciated.

         The Partnership has also entered into direct lease arrangements with certain lessees concentrated in the following industries: 6% communications, 3% retail and 91% manufacturing. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         The net investment in financing leases consists of the following at December 31:

                                                            1995      1994
                                                            ----      ----
                                                        (Amounts in Thousands)

         Minimum lease payments to be received             $ 352     $ 654
         Estimated residual value of leased equipment
          (unguaranteed)                                    --           3
         Less: unearned income                               (41)     (116)
                                                           -----     -----

         Net investment in financing leases                $ 311     $ 541
                                                           =====     =====

         Minimum rentals to be received on noncancelable financing leases for the years ended December 31 are as follows:

                                                         Financing   Operating
                                                        ---------   ---------
                                                         (Amounts in Thousands)

         1996 ...................................           $237      $  4
         1997 ...................................            115       --
         1998 ...................................            --        --
         1999 ...................................            --        --
         2000 ...................................            --        --
         Thereafter .............................            --        --
                                                            ----      ----
         Total...................................           $352      $  4
                                                            ====      ====

         The net book value of equipment held for lease at December 31, 1995 and 1994 amounted to $0 and $4,000, respectively.


Note 6.  Investment in Joint Ventures.

Foreclosed Cable Systems Joint Ventures

         The Partnership owns an interest in foreclosed cable systems joint ventures, along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon nonperforming outstanding notes receivable to cable television operators to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables were exchanged for interests (their capital contribution), on a pro rata basis, in newly formed joint ventures owned by the partnerships and managed by the General Partner. Title to the cable television systems is held by the joint ventures. These investments are accounted for using the equity method of accounting.

         The  joint  ventures  owned  by  the  Partnership,   along  with  their
percentage ownership is as follows:

                                                      Percentage
             Joint Venture                            Ownership
             -------------                            ----------

             Phoenix Black Rock Cable J.V                2.45%
             Phoenix Pacific Northwest J.V              19.82
             Phoenix Glacier J.V.(1)                     3.10
             Phoenix Independence Cable, LLC            17.75

         (1)  cable system sold and joint venture closed during 1993.

         An analysis of the  Partnership's  net  investment in foreclosed  cable systems joint ventures is as follows:
                             Net Investment                                                               Net Investment
                              at Beginning                        Equity in           Equity in               at End
Date                           of Period       Contributions       Earnings          Distributions           of Period
----                         --------------    -------------      ---------          -------------        --------------
                                                             (Amounts in Thousands)
Year Ended
  December 31, 1993             $   337            $   0              $   26            $   169               $   194
                                =======            =====              ======            =======               =======

Year Ended
  December 31, 1994             $   194            $   0              $   10            $    23               $   181
                                =======            =====              ======            =======               =======

Year Ended
  December 31, 1995             $   181            $  94              $    2            $    11               $   266
                                =======            =====              ======            =======               =======

         The aggregate combined financial information of the foreclosed cable systems joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                             1995      1994
                                                             ----      ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $  337    $  201
    Accounts receivable                                        60        69
    Property, plant and equipment                           2,628     2,222
    Other                                                       3      --
                                                           ------    ------

         Total Assets                                      $3,028    $2,492
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $  187    $  132
    Partners' capital                                       2,841     2,360
                                                           ------    ------

         Total Liabilities and Partners' Capital           $3,028    $2,492
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                               For the Years Ended December 31,
                                                   1995      1994      1993
                                                   ----      ----      ----
                                                    (Amounts in Thousands)

    Subscriber revenue                           $  997    $  910    $  910
    Gain on sale of cable system                   --        --         477
    Other income                                     16        11        14
                                                 ------    ------    ------

         Total Income                             1,013       921     1,401
                                                 ------    ------    ------


                                    EXPENSES

    Depreciation and amortization                   233       212       214
    Program services                                288       230       262
    Management fee to an affiliate
      of the General Partner                         45        40        90
    General and administrative expenses             314       229       252
    Provision for losses on accounts
      receivable                                     10        12         9
                                                 ------    ------    ------

         Total Expenses                             890       723       827
                                                 ------    ------    ------

    Net income before income taxes                  123       198       574

    Income tax benefit                               24        35        33
                                                 ------    ------    ------

         Net Income                              $  147    $  233    $  607
                                                 ======    ======    ======

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the foreclosed cable systems joint ventures. The foreclosed cable systems joint ventures will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.


Note 7.  Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                          1995      1994
                                                          ----      ----
                                                      (Amounts in Thousands)

         General Partner and affiliates                    $ 4       $40
         Security deposits                                  12        12
         Equipment lease operations                         14         9
         Other                                              14        12
                                                           ---       ---

              Total                                        $44       $73
                                                           ===       ===


Note 8.  Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements of the Partnership.

         The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31:

                             Reported Amounts   Tax Basis    Net Difference
                             ----------------   ---------    --------------
                                          (Amounts in Thousands)
1995
----
         Assets                   $2,017         $2,542         $ (525)
         Liabilitites                 44             30             14

1994
----
         Assets                   $3,271         $3,455         $ (184)
         Liabilities                  73             73           --



Note 9. Related Entities.

         The General Partner and its affiliates also are, or have been a general partner in other limited partnerships, most of which are generally engaged in the equipment leasing business, but some of which provide financing to emerging growth companies and operators of cable television systems.


Note 10. Reimbursed Costs to the General Partner.

         The General Partner incurs certain administrative costs, such as data processing, investor and lessee communications, lease administration, accounting, equipment storage and equipment remarketing, for which it is reimbursed by the Partnership. These expenses incurred by the General Partner are to be reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services.

         The reimbursed administrative costs to the General Partner were $17,000, $23,000 and $27,000 for the years ended December 31, 1995, 1994 and
1993, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1995, 1994 and 1993 were $0, $2,000 and $9,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee for services rendered in connection with equipment acquisitions (see Note 1).


Note 11. Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the Limited Partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the years ended December 31, 1995, 1994 and 1993. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's ending capital account balance.


Note 12. Fair Value of Financial Instruments.

         During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated based on the lesser of the discounted expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings, or the estimated fair value of the underlying collateral. Please refer to footnote 4 for a description of the Partnership's accounting policies on notes receivable which contribute to the difference between the carrying amount and the fair value.

Marketable Securities
The fair values of investments in marketable securities are estimated based on quoted market prices.

         The estimated fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

                                                    Carrying
                                                     Amount    Fair Value
                                                    -------    ----------
                                                    (Amounts in Thousands)

         Assets
            Cash and cash equivalents                 $655        $655
            Marketable securities                      149         149
            Notes receivable                           581         672


Note 13. Subsequent Events.

         In January 1996, cash distributions of $1,000 and $141,000 were made to the General and Limited Partners, respectively.

Item 9. Disagreements on Accounting and Financial Disclosure Matters.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

         GUS CONSTANTIN, age 58, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         PARITOSH K. CHOKSI, age 42, is Senior Vice President, Chief Financial Officer and Treasurer of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

         GARY W. MARTINEZ, age 45, is Senior Vice President of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         BRYANT J. TONG, age 41, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 40, is Vice President, General Counsel, Assistant Secretary and a Director of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a Bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         HOWARD SOLOVEI, age 34, is Vice President, Finance, Assistant Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei's principal activities are in the areas of arranging and managing the company's banking relationships for its various corporations, partnerships and securitized asset pools. Mr. Solovei is also involved in corporate financial planning and various data processing-related projects. Mr. Solovei graduated with a B.S. in Business from the University of California at Berkeley in 1984.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. Phoenix Income Fund, L.P.
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix Leasing Cash Distribution Fund III
              Phoenix Leasing Cash Distribution Fund II
              Phoenix Leasing Capital Assurance Fund
              Phoenix Leasing Income Fund VII
              Phoenix Leasing Income Fund VI
              Phoenix Leasing Growth Fund 1982
              Phoenix Leasing Income Fund 1981 and
              Phoenix Leasing Income Fund 1977


Item 11. Executive Compensation.

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

         (A)                       (B)                                    (C)                                   (D)
                                                                  Cash and cash-                            Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          -------------      -----------------------------------------------------     ----------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                --------------------------    -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner                $30(1)                        $0                       $0
                                                             ==                            =                        =

(1)  consists of management fees.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) As of December 31, 1995, the following investors had a beneficial ownership of more than 5% of the outstanding Limited Partnership units:

                     Name and Address          Amount and Nature of     Percent
Title of Class     of Beneficial Owner         Beneficial Ownership     of Class
--------------     -------------------         --------------------     --------

Limited Partner   Independent Life & Accident        1,000 units         13.29%
                  Insurance Company
                  One Independent Drive
                  Jacksonville, FL  32276

                     Name and Address          Amount and Nature of     Percent
Title of Class      of Beneficial Owner        Beneficial Ownership     of Class
--------------      -------------------        --------------------     --------

Limited Partner    Phoenix Leasing Incorporated      576.7 units          7.66%
                   2401 Kerner Boulevard
                   San Rafael, CA  94901

         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

         (1)                              (2)                          (3)
    Title of Class             Amount Beneficially Owned        Percent of Class
    --------------             -------------------------        ----------------

General Partner Interest    Represents a 1% interest in the            100%
                              Registrant's profits and
                              distributions, until the Limited
                              Partners have recovered their
                              capital contributions plus a
                              cumulative return of 16% per
                              annum, compounded quarterly,
                              on the unrecovered portion
                              thereof. Thereafter, the General
                              Partner will receive 20% interest
                              in the Registrant's profitS and
                              distributions.

Limited Partner Interest      576.7 units                             7.66%


Item 13. Certain Relationships and Related Transactions.

         None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                       Page No.
                                                                       --------
(a) 1.   Financial Statements:

         Report of Independent Public Accountants                           9
         Balance Sheets as of December 31, 1995 and 1994                   10
         Statement of Operations for the Years Ended
           December 31, 1995, 1994 and 1993                                11
         Statements of Partners' Capital for the Years Ended
           December 31, 1995, 1994 and 1993                                12
         Statements of Cash Flows for the Years Ended
           December 31, 1995, 1994 and 1993                                13
         Notes to Financial Statements                                  14-22

    2.   Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts and Reserves      27

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed for the year ended December 31, 1995.

(c) Exhibits:

    21.  Additional Exhibits:
         Balance Sheets of Phoenix Leasing Incorporated               E21 1-9

    27.  Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHOENIX HIGH TECH/HIGH YIELD FUND
                                                    (Registrant)

                                          BY:    PHOENIX LEASING INCORPORATED,
                                                 A CALIFORNIA CORPORATION
                                                 GENERAL PARTNER


         Date:  March 28, 1996            By:    /S/  GUS CONSTANTIN
                --------------                   -------------------------
                                                 Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                         Title                         Date
      ---------                         -----                         ----


/S/ GUS CONSTANTIN     President, Chief Executive Officer and a   March 28, 1996
---------------------- Director of Phoenix Leasing Incorporated   --------------
(Gus Constantin)       General Partner


/S/ PARITOSH K. CHOKSI Chief Financial Officer,                   March 28, 1996
---------------------- Senior Vice President                      --------------
(Paritosh K. Choksi)   and Treasurer of
                       Phoenix Leasing Incorporated
                       General Partner


/S/ BRYANT J. TONG     Senior Vice President, Financial           March 28, 1996
---------------------- Operations of                              --------------
(Bryant J. Tong)       (Principal Accounting Officer)
                       Phoenix Leasing Incorporated
                       General Partner


/S/ GARY W. MARTINEZ   Senior Vice President of                   March 28, 1996
---------------------- Phoenix Leasing Incorporated               --------------
(Gary W. Martinez)     General Partner


/S/ HOWARD SOLOVEI     Vice President, Finance                    March 28, 1996
---------------------- Assistant Treasurer and a                  --------------
(Howard Solovei)       Director of Phoenix Leasing Incorporated
                       General Partner


/S/ MICHAEL K. ULYATT  Partnership Controller                     March 28, 1996
---------------------- Phoenix Leasing Incorporated               --------------
(Michael K. Ulyatt)    General Partner



                                                    PHOENIX HIGH TECH/HIGH YIELD FUND,
                                                     A CALIFORNIA LIMITED PARTNERSHIP

                                                               SCHEDULE II
                                                         (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B          COLUMN C          COLUMN D             COLUMN E            COLUMN F
           Classification                 Balance at        Charged to         Charged to          Deductions          Balance at
                                         Beginning of         Expense           Revenue                                  End of
                                            Period                                                                       Period
           --------------                ------------       ----------         ----------          ----------          ----------

Year ended December 31, 1993
   Allowance for losses on accounts
     receivable                             $   23            $  24              $  0               $    0              $   47
   Allowance for losses on notes
     receivable                                116               64                 0                    0                 180
                                            ------            -----              ----               ------              ------

     Totals                                 $  139            $  88              $  0               $    0              $  227
                                            ======            =====              ====               ======              ======


Year ended December 31, 1994
   Allowance for losses on accounts
     receivable                             $   47            $   0              $ 31               $   15              $    1
   Allowance for losses on notes
     receivable                                180               22                 0                    0                 202
                                            ------            -----              ----               ------              ------

     Totals                                 $  227            $  22              $ 31               $   15              $  203
                                            ======            =====              ====               ======              ======


Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                             $    1            $   5              $  0               $    6              $    0
   Allowance for losses on notes
     receivable                                202              558                 0                   54                 706
                                            ------            -----              ----               ------              ------

     Totals                                 $  203            $ 563              $  0               $   60              $  706
                                            ======            =====              ====               ======              ======