Form 10-Q
period 1996-03-31
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1996-05-14
CIK 837903

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                    -------------

                                      FORM 10-Q

  _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                         OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________.

                           Commission file number 0-17989
                                                  -------

                         PHOENIX HIGH TECH/HIGH YIELD FUND,
                          A CALIFORNIA LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
                                   Registrant

            California                                    68-0166383
- --------------------------------              ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                        94901-5527
- -------------------------------------------------------------------------------
   Address of Principal Executive Offices                            Zip Code

     Registrant's telephone number, including area code:     (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                             Yes _ X_       No ___

                           Part I.  Financial Information
                           ------------------------------
                            Item 1.  Financial Statements
                          PHOENIX HIGH TECH/HIGH YIELD FUND,
                          A CALIFORNIA LIMITED PARTNERSHIP
                                   BALANCE SHEETS
                   (Amounts in Thousands Except for Unit Amounts)
                                     (Unaudited)

                                                       March 31,   December 31,
                                                         1996          1995
                                                         ----          ----
ASSETS

Cash and cash equivalents                              $   650       $   655

Accounts receivable (net of allowance for
  losses on accounts receivable of $0 at
  March 31, 1996 and December 31, 1995)                      9            18

Notes receivable (net of allowance for losses
  on notes receivable of $706 at March 31, 1996
  and December 31, 1995)                                   581           581

Marketable Securities, available-for-sale                  109           149

Net investment in financing leases                         253           311

Investment in joint ventures                               228           266

Capitalized acquisition fees (net of accumulated
  amortization of $262 and $260 at March 31, 1996
  and December 31, 1995, respectively)                      33            36

  Other assets                                               2             1
                                                       -------       -------

   Total Assets                                        $ 1,865       $ 2,017
                                                       =======       =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                $    37       $    44
                                                       -------       -------

   Total Liabilities                                        37            44
                                                       -------       -------

Partners' Capital

  General Partner                                           (5)          (14)

  Limited Partners, 25,000 units authorized,
   7,526 units issued and outstanding at
   March 31, 1996 and December 31, 1995                  1,724         1,838

  Unrealized gains on marketable securities
   available-for-sale                                      109           149
                                                       -------       -------

   Total Partners' Capital                               1,828         1,973
                                                       -------       -------

   Total Liabilities and Partners' Capital             $ 1,865       $ 2,017
                                                       =======       =======

        The accompanying notes are an integral part of these statements.

                         PHOENIX HIGH TECH/HIGH YIELD FUND,
                          A CALIFORNIA LIMITED PARTNERSHIP
                              STATEMENTS OF OPERATIONS
                 (Amounts in Thousands Except for Per Unit Amounts)
                                     (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                             1996         1995
                                                             ----         ----
INCOME

  Earned income, financing leases                          $   12       $   22
  Gain on sale of equipment                                    12            3
  Equity in earnings from joint ventures                       26            1
  Other income                                                  8            6
                                                            -----        -----

   Total Income                                                58           32
                                                            -----        -----

EXPENSES

  Depreciation and amortization                                 2            5
  Management fees to General Partner                            3            3
  Reimbursed administrative costs to General Partner            4            6
  Legal expense                                                 7            8
  General and administrative expenses                           5            7
                                                            -----        -----

   Total Expenses                                              21           29
                                                            -----        -----

NET INCOME                                                 $   37       $    3
                                                            =====        =====


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                        $ 3.64       $ --
                                                            =====        =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                        $18.74       $51.68
                                                            =====        =====

ALLOCATION OF NET INCOME:
   General Partner                                         $   10       $    3
   Limited Partners                                            27         --
                                                            -----        -----

                                                           $   37       $    3
                                                            =====        =====

        The accompanying notes are an integral part of these statements.

                         PHOENIX HIGH TECH/HIGH YIELD FUND,
                          A CALIFORNIA LIMITED PARTNERSHIP
                              STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)
                                     (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                            1996      1995
                                                            ----      ----
Operating Activities:
   Net income                                              $  37     $   3

   Adjustments to reconcile net income to
    net cash provided  (used) by operating
    activities:
      Depreciation and amortization                            3         5
      Gain on sale of equipment                              (12)       (3)
      Equity in earnings from joint ventures, net            (26)       (1)
      Decrease (increase) in accounts receivable               9        (2)
      Decrease in accounts payable and accrued expenses       (7)      (32)
      Decrease (increase)  in other assets                    (1)        1
                                                           -----     -----

Net cash provided (used) by operating activities               3       (29)
                                                           -----     -----

Investing Activities:
   Principal payments, financing leases                       58        56
   Principal payments, notes receivable                     --          11
   Proceeds from sale of equipment                            12         6
   Distributions from joint ventures                          64        10
                                                           -----     -----

Net cash provided by investing activities                    134        83
                                                           -----     -----

Financing Activities:
   Distributions to partners                                (142)     (393)
                                                           -----     -----

Net cash used by financing activities                       (142)     (393)
                                                           -----     -----

Decrease in cash and cash equivalents                         (5)     (339)

Cash and cash equivalents, beginning of period               655       755
                                                           -----     -----

Cash and cash equivalents, end of period                   $ 650     $ 416
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

Note 2.  Reclassification.

        Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 3.  Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.  Notes Receivable.

       Impaired Notes Receivable. At March 31, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $1,287,000. The related allowance for losses is $706,000. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $1,287,000.

       The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                               1996          1995
                                               ----          ----
              Beginning balance                $706          $202
                 Provision for losses           --            --
                 Write downs                    --            --
                                               ----          ----
              Ending balance                   $706          $202
                                               ====          ====


Note 5.  Net Income (Loss) and Distribution Per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the three months ended March 31, 1996 and 1995. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.

Foreclosed Cable System Joint Ventures

        The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                          COMBINED STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                                1996       1995
                                                                ----       ----

Subscriber revenue                                            $  160      $  241
Gain on sale of cable system                                   1,240        --
Other income                                                      12           5
                                                              ------      ------

   Total income                                                1,412         246
                                                              ------      ------

EXPENSES
Depreciation and amortization                                     44          54
Program services                                                  51          64
Management fees to an affiliate of the General Partner           125          10
General and administrative expenses                               88          85
Provision for losses on accounts receivable                        1           3
                                                              ------      ------

   Total expenses                                                309         216
                                                              ------      ------

Net income                                                    $1,103      $   30
                                                              ======      ======

                         PHOENIX HIGH TECH/HIGH YIELD FUND,
                          A CALIFORNIA LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Partnership reported net income of $37,000 for the three months ended March 31, 1996, as compared to net income of $3,000 for the same period in 1995. The increase in net income during the three months ended March 31, 1996, as compared to the same period in 1995, is attributable to an increase in earnings from joint ventures.

   Total revenues increased by $26,000 during the three months ended March 31, 1996, as compared to the same period in 1995. This increase was primarily the result of an increase in earnings from joint ventures. The increase in earnings from joint ventures is attributable to the sale of a cable television system owned by one of the joint ventures.

   The Partnership did not report interest income from notes receivable during the three months ended March 31, 1996 and 1995. This is the result of the Partnership's investment in notes receivable being classified as impaired and the recognition of interest income on such notes being suspended. The Partnership has an investment in an impaired note receivable with a net carrying value (before consideration of the allowance for losses of $706,000) of approximately $1,287,000 at March 31, 1996.

   Total expenses decreased by $8,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The decrease in expenses during the three months ended March 31, 1996, as compared to the same period in 1995, is due to a decrease in most expense categories. Decreases in depreciation and amortization, and general and administrative expenses accounted for $6,000 of the decrease in total expense.

Liquidity and Capital Resources

   The Partnership's primary source of liquidity comes from its contractual obligations with lessees and borrowers to receive rental payments and payments of principal and interest. The future liquidity of the Partnership will depend upon the General Partner's success in collecting scheduled contractual payments from its lessees and borrowers. Additionally, the Partnership has investments in foreclosed cable systems joint ventures that it receives cash distributions of the excess cash flows.

   The cash generated by leasing and financing activities was $61,000 during the three months ended March 31, 1996, as compared to $38,000 during the same period in 1995. The net cash generated by leasing and financing activities was lower during 1995 due to the payment of accounts payable and accrued expenses.

   During the three months ended March 31, 1996, the Partnership received cash distributions of $64,000 from foreclosed cable systems joint ventures as compared to cash distributions of $10,000 from foreclosed cable systems joint ventures during the same period in 1995. This increase in distributions is attributable to the distribution of the sale proceeds from the sale of a cable television system owned by one of these joint ventures during the three months ended March 31, 1996.

   As of March 31, 1996, the Partnership owned equipment being held for lease with an original cost of $89,000 and a net book value of $0, as compared to $244,000 and $2,000 at March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

   The cash distributed to partners was $142,000 and $393,000 for the three months ended March 31, 1996 and 1995, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $141,000 and $389,000 in distributions during the period ended March 31, 1996 and 1995, respectively. The cumulative cash distributions to limited partners are $5,698,000 and $5,138,000 at March 31, 1996 and 1995, respectively. The General Partner received $1,000 and $4,000 for its share of the cash distributions during the period ended March 31, 1996 and 1995, respectively.

   The Partnership made its quarterly distribution to partners on April 15, 1996 at the same rate as the January 15, 1996 distribution. However, the Partnership will switch to an annual distribution method thereafter, with the first annual distribution to be made on January 15, 1997. The Partnership's ability to distribute cash to partners is dependent upon the Partnership receiving its contractual payments from notes receivable and financing leases. If the cash generated by Partnership operations decrease below expectations, the distributions to partners will be adjusted accordingly.

   Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                     PHOENIX LEASING HIGH TECH/HIGH YIELD FUND,
                          A CALIFORNIA LIMITED PARTNERSHIP

                                   March 31, 1996

                             Part II.  Other Information
                                       -----------------


Item 1.  Legal Proceedings.  Inapplicable.

Item 2.  Changes in Securities.  Inapplicable

Item 3.  Defaults Upon Senior Securities.  Inapplicable

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable

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


                                            PHOENIX HIGH TECH/HIGH YIELD FUND,
                                             A CALIFORNIA LIMITED PARTNERSHIP
                                                      (Registrant)

        Date                         Title                     Signature



  May 13, 1996            Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
- ---------------------     Senior Vice President           ----------------------
                          and Treasurer of                (Paritosh K. Choksi)
                          Phoenix Leasing Incorporated
                          General Partner


  May 13, 1996            Senior Vice President,          /S/ BRYANT J. TONG
- ---------------------     Financial Operations            ----------------------
                          (Principal Accounting Officer)  (Bryant J. Tong)
                          Phoenix Leasing Incorporated
                          General Partner


  May 13, 1996            Senior Vice President of        /S/ GARY W. MARTINEZ
- ---------------------     Phoenix Leasing Incorporated    ----------------------
                          General Partner                 (Gary W. Martinez)


  May 13, 1996            Partnership Controller         /S/ MICHAEL K. ULYATT
- ---------------------     Phoenix Leasing Incorporated    ----------------------
                          General Partner                 (Michael K. Ulyatt)