Form 10-Q
period 1996-06-30
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1996-08-13
CIK 837903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----
        ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-17989
                                                -------


                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
                                   Registrant

      California                                          68-0166383
- ---------------------                         ----------------------------------
State of Jurisdiction                         I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                         94901-5527
- --------------------------------------------------------------------------------
   Address of Principal Executive Offices                              Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                          Yes  X       No
                             -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1996        1995
                                                            ----        ----
ASSETS

Cash and cash equivalents                                  $   678      $   655
Accounts receivable                                              8           18
Notes receivable (net of allowance for
   losses on notes receivable $706 at
   June 30, 1996 and December 31, 1995)                        481          581
Equipment on operating leases and held
   for lease (net of accumulated
   depreciation of $56 at June 30, 1996
   and December 31, 1995)                                     --           --
Net investment in financing leases                             184          311
Investment in joint ventures                                   223          266
Capitalized  acquisition fees (net of
   accumulated  amortization of $269 and $260
   at June 30, 1996 and December 31, 1995,
   respectively)                                                27           36
Securities available-for-sale                                   90          149
Other assets                                                     3            1
                                                           -------      -------

Total Assets                                               $ 1,694      $ 2,017
                                                           =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                   $    39      $    44
                                                           -------      -------

     Total Liabilities                                          39           44
                                                           -------      -------

Partners' Capital
   General Partner                                              (5)         (14)
   Limited Partners, 25,000 units authorized,
     7,526 units issued and outstanding at June
     30, 1996 and December 31, 1995                          1,570        1,838
   Unrealized gains on available-for-sale securities            90          149
                                                           -------      -------

     Total Partners' Capital                                 1,655        1,973
                                                           -------      -------

     Total Liabilities and Partners' Capital               $ 1,694      $ 2,017
                                                           =======      =======

                     The accompanying notes are an integral
                            part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)
                                           Three Months Ended    Six Months Ended
                                                 June 30,             June 30,
                                             1996       1995       1996     1995
                                             ----       ----       ----     ----
INCOME

   Rental income                            $    9     $    3     $    8   $    3
   Earned income, financing leases              11         20         24       42
   Equity in earnings (losses) from
     joint ventures                             (1)         2         24        3
   Gain on sale of equipment                   --           1         12        4
   Other income                                  8          6         17       12
                                            ------     ------     ------   ------

     Total Income                               27         32         85       64
                                            ------     ------     ------   ------

EXPENSES

   Depreciation and amortization                 7          5          9       11
   Management fees to General Partner            7          5         10        8
   Reimbursed administrative costs
     to General Partner                          3          4          7        9
   Provision for losses on receivables         --         (37)        --      (37)
   Legal expense                                18         29         25       37
   General and administrative expenses           5         10         10       17
                                            ------     ------     ------   ------

     Total Expenses                             40         16         61       45
                                            ------     ------     ------   ------

NET INCOME (LOSS)                           $  (13)    $   16     $   24   $   19
                                            ======     ======     ======   ======


NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                       $(1.91)    $ 1.87     $ 1.73   $ 1.87
                                            ======     ======     ======   ======

DISTRIBUTIONS PER LIMITED
     PARTNERSHIP UNIT                       $18.53     $18.33     $37.27   $70.01
                                            ======     ======     ======   ======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                        $    1     $    2     $   11   $    5
     Limited Partners                          (14)        14         13       14
                                            ------     ------     ------   ------

                                            $  (13)    $   16     $   24   $   19
                                            ======     ======     ======   ======

                     The accompanying notes are an integral
                            part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                               1996        1995
                                                               ----        ----
Operating Activities:
   Net income                                                 $  24       $  19
   Adjustments to reconcile net income to net
     cash provided  (used) by operating activities:
       Depreciation and amortization                              9          11
       Gain on sale of equipment                                (12)         (4)
       Equity in earnings from joint ventures, net              (24)         (3)
       Provision for losses on notes receivable                --           (37)
       Decrease in accounts receivable                           10           6
       Decrease in accounts payable and accrued expenses         (5)        (22)
       Decrease (increase) in other assets                       (2)          2
                                                              -----       -----

Net cash provided (used) by operating activities               --           (28)
                                                              -----       -----

Investing Activities:
   Principal payments, financing leases                         127         114
   Principal payments, notes receivable                         100          75
   Proceeds from sale of equipment                               12           6
   Distributions from joint ventures                             67          10
                                                              -----       -----

Net cash provided by investing activities                       306         205
                                                              -----       -----

Financing Activities:
   Distributions to partners                                   (283)       (532)
                                                              -----       -----

Net cash used by financing activities                          (283)       (532)
                                                              -----       -----

Increase (decrease) in cash and cash equivalents                 23        (355)

Cash and cash equivalents, beginning of period                  655         755
                                                              -----       -----

Cash and cash equivalents, end of period                      $ 678       $ 400
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

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

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

Note 4.   Notes Receivable.

         Impaired Notes Receivable. At June 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $1,187,000 for which the related allowance for losses is $706,000. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $1,237,000.

           The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                                         1996              1995
                                                         ----              ----

Beginning balance                                        $706             $ 202
     Provision for losses                                 --                (37)
     Write downs                                          --                (18)
                                                         ----             -----

Ending balance                                           $706             $ 147
                                                         ====             =====

Note 5.    Net Income (Loss) and Distribution Per Limited Partnership Unit.

           Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the six months ended June 30, 1996 and 1995. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.    Investment in Joint Ventures.

Foreclosed Cable System Joint Ventures

           The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                            1996      1995       1996     1995
                                            ----      ----       ----     ----
INCOME
Subscriber revenue                         $ 111      $244     $  271     $485
Gain (adjustment to gain) on sale
 of cable system                             (35)      --       1,205      --
Other income                                   4         3         16        8
                                           -----      ----     ------     ----

         Total income                         80       247      1,492      493
                                           -----      ----     ------     ----

EXPENSES
Depreciation and amortization                 31        55         74      109
Program services                              41        65         92      129
Management fees to an affiliate of the
  General Partner                              6        11        131       22
General and administrative expenses           40        70        128      155
Provision for losses on accounts
  receivable                                   1         2          3        5
                                           -----      ----     ------     ----

         Total expenses                      119       203        428      420
                                           -----      ----     ------     ----

Net income (loss)                          $ (39)     $ 44     $1,064     $ 73
                                           =====      ====     ======     ====

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The Partnership reported a net loss of $13,000 for the three months ended June 30, 1996, as compared to net income of $16,000 for the same period in 1995. During the six months ended June 30, 1996, the Partnership reported net income of $24,000, as compared to net income of $19,000 during the six months ended June 30, 1995. The decrease in Partnership earnings during the three months ended June 30, 1996, as compared to the same period in 1995, is attributable to an increase in total expenses. The increase in Partnership earnings during the six months ended June 30, 1996, as compared to the same period in 1995, is attributable to an increase in revenues.

     The decrease in total revenues during the three months ended June 30, 1996, as compared to the same period in 1995, was primarily the result of a decrease in earned income from financing leases. This decrease is reflective of a decrease in the net investment in finance leases. The Partnership reported a net investment in finance leases of $184,000 at June 30, 1996, as compared to $423,000 at June 30, 1995.

     The increase in total revenues during the six months ended June 30, 1996, as compared to the same period in 1995, was primarily the result of an increase in earnings from joint ventures. The increase in earnings from joint ventures is attributable to the sale of a cable television system owned by one of the joint ventures during the first quarter of 1996.

     The Partnership did not report interest income from notes receivable during the three and six months ended June 30, 1996 and 1995. This is a result of the Partnership's investment in notes receivable being classified as impaired and the recognition of interest income on such notes being suspended. The Partnership has an investment in an impaired note receivable with a net carrying value (before consideration of the allowance for losses of $706,000) of approximately $1,187,000 at June 30, 1996.

     Total expenses increased by $24,000 and $16,000 during the three and six months ended June 30, 1996, as compared to the same periods in 1995. The increase in expenses during the three and six months ended June 30, 1996, as compared to the same period in 1995, is due to an adjustment to the provision for losses on receivables made during 1995. During the six months ended June 30, 1995, the Partnership received a settlement payment on a defaulted note receivable from a cable television system operator in an amount that exceeded the net carrying value of this note. As a result, the Partnership recovered a portion of the allowance for loan losses, recognizing this recovery as a reduction to the allowance for loan losses. Partially offsetting the increase in total expenses was a decrease in legal expenses of $11,000 and $12,000 during the three and six months ended June 30, 1996, as compared to the same periods in 1995.

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

     The cash generated by leasing and financing activities was $227,000 during the six months ended June 30, 1996, as compared to $161,000 during the same period in 1995. The net cash generated by leasing and financing activities was lower during 1995 due to the payment of accounts payable and accrued expenses.

     During the six months ended June 30, 1996, the Partnership received cash distributions of $67,000 from foreclosed cable systems joint ventures, as compared to cash distributions of $10,000 from foreclosed cable systems joint ventures during the same period in 1995. This increase in distributions is attributable to the distribution of the sale proceeds from the sale of a cable television system owned by one of these joint ventures during the first quarter of 1996.

     As of June 30, 1996, the Partnership owned equipment being held for lease with an original cost of $89,000 and a net book value of $0, as compared to $212,000 and $1,000 at June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

     The cash distributed to partners was $283,000 and $532,000 for the six months ended June 30, 1996 and 1995, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $280,000 and $527,000 in distributions during the period ended June 30, 1996 and 1995, respectively. The cumulative cash distributions to limited partners are $5,837,000 and $5,276,000 at June 30, 1996 and 1995, respectively. The General Partner received $3,000 and $5,000 for its share of the cash distributions during the period ended June 30, 1996 and 1995, respectively.

     The Partnership made its quarterly distribution to partners on April 15, 1996 at the same rate as the January 15, 1996 distribution, but at a rate lower than the distributions made during the same period in 1995. The distribution made on April 15, 1996 was the last scheduled quarterly distribution made by the Partnership. The Partnership has switched to an annual distribution method with the first annual distribution to be made on January 15, 1997. The Partnership's ability to distribute cash to partners is dependent upon the Partnership receiving its contractual payments from notes receivable and financing leases. If the cash generated by Partnership operations decrease below expectations, the distributions to partners will be adjusted accordingly.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  June 30, 1996

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

                                              PHOENIX HIGH TECH/HIGH YIELD FUND,
                                              ----------------------------------
                                               A CALIFORNIA LIMITED PARTNERSHIP
                                               --------------------------------
                                                        (Registrant)

      Date                      Title                         Signature
      ----                      -----                         ---------

   August 13, 1996      Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
- --------------------    Senior Vice President           ------------------------
                        and Treasurer of                (Paritosh K. Choksi)
                        Phoenix Leasing Incorporated
                        General Partner


   August 13, 1996      Senior Vice President,         /S/ BRYANT J. TONG
- --------------------    Financial Operations           -------------------------
                        (Principal Accounting Officer) (Bryant J. Tong)
                        Phoenix Leasing Incorporated
                        General Partner



  August 13, 1996       Partnership Controller        /S/ MICHAEL K. ULYATT
- -------------------     Phoenix Leasing Incorporated  --------------------------
                        General Partner               (Michael K. Ulyatt)