Form 10-Q
period 1996-09-30
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1996-11-13
CIK 837903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-17989
                                                -------


                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

       California                                         68-0166383
-----------------------                       ----------------------------------
  State of Jurisdiction                       I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California              94901-5527
--------------------------------------------------------------------------------
   Address of Principal Executive Offices                   Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                            -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                             Yes _X_             No ___

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                      September 30, December 31,
                                                          1996          1995
                                                          ----          ----
ASSETS
Cash and cash equivalents                                $ 1,430       $   655

Accounts receivable                                            8            18

Notes receivable (net of allowance for losses
  on notes receivable $0 and $706 at
  September 30, 1996 and December 31, 1995,
  respectively)                                             --             581

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $56 at September 30, 1996 and December 31,
  1995)                                                     --            --

Net investment in financing leases                           140           311

Investment in joint ventures                                 222           266

Capitalized acquisition fees (net of accumulated
  amortization of $290 and $260 at September 30,
  1996 and December 31, 1995, respectively)                    6            36

Securities available-for-sale                                  2           149

Other assets                                                   2             1
                                                         -------       -------

    Total Assets                                         $ 1,810       $ 2,017
                                                         =======       =======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

  Accounts payable and accrued expenses                  $    38       $    44
                                                         -------       -------

    Total Liabilities                                         38            44
                                                         -------       -------

Partners' Capital

  General Partner                                             (3)          (14)

  Limited Partners, 25,000 units authorized,
    7,526 units issued and outstanding at
    September 30, 1996 and December 31, 1995               1,773         1,838

  Unrealized gains on available-for-sale securities            2           149
                                                         -------       -------

  Total Partners' Capital                                  1,772         1,973
                                                         -------       -------

    Total Liabilities and Partners' Capital              $ 1,810       $ 2,017
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

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                            1996      1995      1996      1995
                                            ----      ----      ----      ----
INCOME

  Rental income                            $  19     $   2     $  27     $   5
  Earned income, financing leases              7        18        31        60
  Gain on sale of equipment                 --        --          12         4
  Equity in earnings (losses) from
    joint ventures                            (1)       (2)       23         2
  Interest income, notes receivable         --          71      --          71
  Gain on sale of marketable securities       34      --          34      --
  Other income                                12         8        29        20
                                           -----     -----     -----     -----

    Total Income                              71        97       156       162
                                           -----     -----     -----     -----

EXPENSES

  Depreciation and amortization               21        13        30        24
  Management fees to General Partner          27        18        37        26
  Reimbursed administrative costs to
    General Partner                            3         3        10        14
  Provision for (recovery of) losses
    on receivables                          (190)        5      (190)      (32)
  Legal expense                                1        25        26        62
  General and administrative expenses          4         7        14        23
                                           -----     -----     -----     -----

    Total Expenses                          (134)       71       (73)      117
                                           -----     -----     -----     -----

NET INCOME                                 $ 205     $  26     $ 229     $  45
                                           =====     =====     =====     =====



NET INCOME PER LIMITED
    PARTNERSHIP UNIT                       $26.94    $3.25     $28.67    $5.12
                                           =====     =====     =====     =====

DISTRIBUTIONS PER LIMITED
    PARTNERSHIP UNIT                       $--       $18.53    $37.27    $88.54
                                           =====     =====     =====     =====

ALLOCATION OF NET INCOME:
    General Partner                        $   2     $   2     $  13     $   7
    Limited Partners                         203        24       216        38
                                           -----     -----     -----     -----

                                           $ 205     $  26     $ 229     $  45
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

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995
                                                           ----         ----
Operating Activities:
  Net income                                             $   229       $    45

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                           30            24
      Gain on sale of equipment                              (12)           (4)
      Equity in earnings from joint ventures, net            (23)           (2)
      Recovery of losses on notes receivable                (190)          (37)
      Provision for losses on accounts receivable           --               5
      Gain on sale of marketable securities                  (34)         --
      Decrease in accounts receivable                         10             6
      Decrease in accounts payable and accrued expenses       (6)          (24)
      Decrease (increase) in other assets                     (1)            2
                                                         -------       -------

Net cash provided by operating activities                      3            15
                                                         -------       -------

Investing Activities:
  Principal payments, financing leases                       171           172
  Principal payments, notes receivable                       771           441
  Proceeds from sale of equipment                             12             6
  Proceeds from sale of marketable securities                 34          --
  Distributions from joint ventures                           67            11
                                                         -------       -------

Net cash provided by investing activities                  1,055           630
                                                         -------       -------

Financing Activities:
  Distributions to partners                                 (283)         (673)
                                                         -------       -------

Net cash used by financing activities                       (283)         (673)
                                                         -------       -------

Increase (decrease) in cash and cash equivalents             775           (28)

Cash and cash equivalents, beginning of period               655           755
                                                         -------       -------

Cash and cash equivalents, end of period                 $ 1,430       $   727
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

Note 4.    Notes Receivable.

         Impaired Notes Receivable. During the quarter ended September 30, 1996, the Partnership received a settlement on its one remaining note receivable from a cable television system operator which was considered to be impaired under Statement No. 114. The Partnership received a partial recovery of $672,000 as a settlement which was applied towards the $1,188,000 outstanding note receivable balance. The remaining balance of $516,000 was written-off through its related allowance for loan losses provided for in a previous year. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $190,000 during the quarter ended September 30, 1996. This reduction in the allowance for loan losses was recognized as income during the period.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                  1996           1995
                                                  ----           ----
                                                (Amounts in Thousands)

                 Beginning balance               $ 706          $ 202
                    Provision for losses          (190)           (37)
                    Write downs                   (516)           (54)
                                                 -----          -----
                 Ending balance                  $--            $ 111
                                                 =====          =====

Note 5.    Net Income (Loss) and Distribution Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the nine months ended September 30, 1996 and 1995. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.    Investment in Joint Ventures.

Foreclosed Cable System Joint Ventures

         The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                           1996       1995      1996      1995
                                           ----       ----      ----      ----
INCOME
Subscriber revenue                        $  108     $  237    $  379    $  722
Gain (adjustment to gain) on sale of
   cable system                                3       --       1,205      --
Other income                                   2          4        18        12
                                          ------     ------    ------    ------

        Total income                         113        241     1,602       734
                                          ------     ------    ------    ------

EXPENSES
Depreciation and amortization                 32         55       106       164
Program services                              38         79       130       208
Management fees to an affiliate of the
   General Partner                             5         11       135        33
General and administrative expenses           42         77       168       231
Provision for losses on accounts
   receivable                                  1          2         4         7
                                          ------     ------    ------    ------

        Total expenses                       118        224       543       643
                                          ------     ------    ------    ------

Net income (loss)                         $   (5)    $   17    $1,059    $   91
                                          ======     ======    ======    ======

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Partnership reported net income of $205,000 for the three months ended September 30, 1996, as compared to net income of $26,000 for the same period in 1995. During the nine months ended September 30, 1996, the Partnership reported net income of $229,000, as compared to net income of $45,000 during the nine months ended September 30, 1995. The increase in Partnership earnings during the three and nine months ended September 30, 1996, as compared to the same periods in 1995, is attributable to a reduction in the provision for losses on receivables of $190,000.

    The largest item contributing to the decrease in total revenues during the three and nine months ended September 30, 1996, as compared to the same periods in 1995, was the $71,000 decrease in interest income from notes receivable. During the three months ended September 30, 1995, the Partnership received a payoff of a note receivable from a cable television system operator in an amount that exceed the carrying value. This note had been classified as impaired and the Partnership had suspended the accrual of interest income on this note. Upon payoff, the proceeds were first applied to the outstanding principal and accrued interest, with the excess recognized as interest income. In addition, the Partnership had an allowance for losses on this note in which it reduced through an adjustment to the provision for losses on notes receivable of $37,000.

    The Partnership also reported decreases in earned income from financing leases of $11,000 and $29,000 during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. This decrease is reflective of a decrease in the net investment in finance leases. The Partnership reported a net investment in finance leases of $140,000 at September 30, 1996, as compared to $366,000 at September 30, 1995.

    The above decreases in revenues were offset in part by a gain on the sale of securities, an increase in rental income and other income. The largest item that increased during the three and nine months ended September 30, 1996, when compared to the same period in 1995, was the $34,000 increase in the gain on the sale of marketable securities. This gain is attributable to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies. At September 30, 1996, the Partnership had remaining investments in stock warrants of public companies with unrealized gains of $2,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

    Total expenses decreased during the three and nine months ended September 30, 1996, as compared to the same periods in 1995, due to an adjustment to the allowance for losses on notes receivable of $190,000 during the three and nine months ended September 30, 1996. Another factor contributing to the decrease in total expenses was a decrease in legal expenses. The decrease in legal expenses during 1996, as compared to 1995, is attributable to the settlement and payoffs of the Partnerships remaining notes receivable that were impaired.

    During the three months ended September 30, 1996, the Partnership received a payoff on an impaired note receivable from a cable television system operator. This outstanding note receivable had been classified as impaired and the Partnership had suspended the accrual of interest income on this note. The carrying value of this note was $1,188,000, for which the Partnership had an allowance for loan losses of $706,000, resulting in a net carrying value of $482,000. The Partnership received total settlement proceeds of $672,000 on this note, which resulted in a recovery of $190,000 of the allowance for losses on notes receivables.

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

    The cash generated by leasing and financing activities was $945,000 during the nine months ended September 30, 1996, as compared to $628,000 during the same period in 1995. The Partnership received settlements of impaired notes receivable during both periods.

    During the nine months ended September 30, 1996, the Partnership received cash distributions of $67,000 from foreclosed cable systems joint ventures, as compared to cash distributions of $11,000 from foreclosed cable systems joint ventures during the same period in 1995. This increase in distributions is attributable to the distribution of the sale proceeds from the sale of a cable television system owned by one of these joint ventures during the first quarter of 1996.

    The cash distributed to partners was $283,000 and $673,000 for the nine months ended September 30, 1996 and 1995, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $280,000 and $666,000 in distributions during the period ended September 30, 1996 and 1995, respectively. The cumulative cash distributions to limited partners are $5,837,000 and $5,416,000 at September 30, 1996 and 1995, respectively. The General Partner received $3,000 and $7,000 for its share of the cash distributions during the period ended September 30, 1996 and 1995, respectively.

    The Partnership made its quarterly distribution to partners on April 15, 1996 at the same rate as the January 15, 1996 distribution, but at a rate lower than the distributions made during the same period in 1995. The distribution made on April 15, 1996 was the last scheduled quarterly distribution made by the Partnership. The Partnership has switched to an annual distribution method with the first annual distribution to be made on January 15, 1997. As a result of a settlement payment on an impaired note during the quarter ended September 30, 1996, the Partnership plans to include these proceeds in the January 15, 1997 distribution to partners. The Partnership's ability to distribute cash to partners is dependent upon the Partnership receiving its contractual payments from notes receivable and financing leases. If the cash generated by Partnership operations increase or decrease below expectations, the distributions to partners will be adjusted accordingly.

    Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                   PHOENIX LEASING HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1996

                           Part II. Other Information
                           --------------------------


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


                                    PHOENIX HIGH TECH/HIGH YIELD FUND,
                                    ----------------------------------
                                     A CALIFORNIA LIMITED PARTNERSHIP
                                     --------------------------------
                                              (Registrant)

      Date                       Title                       Signature
      ----                       -----                       ---------


November 12, 1996        Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
-----------------        Senior Vice President           -----------------------
                         and Treasurer of                (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


November 12, 1996        Senior Vice President,          /S/ BRYANT J. TONG
-----------------        Financial Operations            -----------------------
                         (Principal Accounting Officer)  (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


November 12, 1996        Senior Vice President of        /S/ GARY W. MARTINEZ
-----------------        Phoenix Leasing Incorporated    -----------------------
                         General Partner                 (Gary W. Martinez)



November 12, 1996        Partnership Controller          /S/ MICHAEL K. ULYATT
-----------------        Phoenix Leasing Incorporated    -----------------------
                         General Partner                 (Michael K. Ulyatt)