Form 10-K
period 1996-12-31
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1997-03-27
CIK 837903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

 __X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996       Commission File Number 0-17989


                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                    68-0166383
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2401 Kerner Boulevard, San Rafael, California                  94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

As of December 31, 1996, 7,526 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.    Business........................................................  3
Item 2.    Properties......................................................  4
Item 3.    Legal Proceedings...............................................  4
Item 4.    Submission of Matters to a Vote of Security Holders.............  4


                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security
           Holder Matters..................................................  5
Item 6.    Selected Financial Data.........................................  5
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  6
Item 8.    Financial Statements and Supplementary Data.....................  8
Item 9.    Disagreements on Accounting and Financial Disclosure Matters.... 22


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............. 22
Item 11.   Executive Compensation.......................................... 23
Item 12.   Security Ownership of Certain Beneficial Owners and Management.. 23
Item 13.   Certain Relationships and Related Transactions.................. 24


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K. 24


Signatures................................................................. 25

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

        From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases and financing transactions (loans) approximate $7,394,000. The average initial firm term of contractual payments from equipment subject to lease was 45.20 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.92%. The average initial firm term of contractual payments from loans was 61.96 months. These leases and loans have been concentrated primarily in the manufacturing and telecommunications industries.

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

        The Partnership has obtained an ownership interest in several cable system joint ventures that it obtained through foreclosure. These cable systems currently generate a positive monthly cash flow and provided cash distributions to the Partnership during 1996 and 1995. The cable systems are managed and operated by an affiliate of the General Partner.

Item 2.    Properties.

        The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans.

        As of December 31, 1996, the Partnership owns equipment with an aggregate original cost of $758,000. The equipment has been leased to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership.

                                                                  Percentage of
           Asset Types                      Purchase Price(1)      Total Assets
           -----------                      -----------------     -------------
                                          (Amounts in Thousands)

Capital Equipment Leased to Emerging
 Growth Companies                                $  758                100%
                                                 ------                ---

TOTAL                                            $  758                100%
                                                 ======                ===

(1) These amounts include cost of equipment on financing leases of $668,000 at December 31, 1996.


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

                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

        (a)The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

        (b)Approximate number of equity security investments:

                                                       Number of Unit Holders
                     Title of Class                    as of December 31, 1996
           ----------------------------------          -----------------------

           Limited Partners                                      374


Item 6.    Selected Financial Data.


                                 1996      1995      1994      1993      1992
                                ------    ------    ------    ------    ------
                              (Amounts in Thousands Except for Per Unit Amounts)

Total Income                    $  225    $  209    $  343    $  770    $  775

Net Income (Loss)                  279      (558)      163       243        91

Total Assets                     1,844     2,017     3,271     4,440     5,090

Distributions to Partners          283       816     1,362       779       780

Net Income (Loss) per Limited
 Partnership Unit                35.28    (73.40)    19.89     31.20     11.07

Distributions per Limited
 Partnership Unit                37.27    107.28    179.21    102.53    102.60

        The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix High Tech/High Yield Fund (the Partnership) reported net income of $279,000 during the year ended December 31, 1996, as compared to a net loss of $558,000 during 1995 and net income of $163,000 during 1994. The increase in net income during 1996, compared to 1995, is attributable to a reduction in the provision for losses on receivables of $753,000. In contrast, the increase in provision for losses on receivables of $572,000 was the major factor contributing to the net loss experienced in 1995, as compared to 1994.

        Total revenues increased by $16,000 during the year ended December 31, 1996, as compared to 1995 but decreased by $134,000 during 1995, compared to 1994. The increase in total revenues in 1996, compared to 1995 is mainly attributable to a gain on sale of securities of $43,000. The gain on securities is attributable to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies.

        An additional factor contributing to the increase in total revenues for the year ended December 31, 1996, compared to 1995, is the increase in rental income of $21,000. The increase in rental income during 1996 is due to a lease that was placed onto month-to-month renewal. This lease had reached the end of its original term on April 1, 1996 and was on month-to-month renewal until December 1, 1996 at which point the lessee purchased the equipment.

        Partially offsetting the gain on sale of securities and the increase in rental income for the year ended December 31, 1996, compared to 1995, are the declines in earned income from financing leases and interest income from notes receivable. The decrease in earned income from financing leases for 1996, as well as 1995, compared to the respective prior year, is a result of a decline in the net investment in financing leases. The net investment in financing leases at December 31, 1996 is $99,000 compared to $311,000 at December 31, 1995 and $541,000 at December 31, 1994.

        Interest income from notes receivable for the year ended December 31, 1995 was higher than usual as a result of the payoffs of two notes receivable from cable television system operators that had been classified as impaired. The Partnership had suspended the accrual of interest income on these notes. Upon the payoff, the proceeds were first applied to the outstanding principal and accrued interest, with the excess recognized as interest income. On one of these notes, the Partnership received a settlement payoff in excess of the net carrying value, thereby recognizing interest income for the excess.

        Total expenses decreased by $821,000 during 1996, but increased by $587,000 during 1995 as compared to the same periods in the previous year. The Partnership received total settlement proceeds of $672,000 on its remaining impaired note receivable during 1996, which resulted in a recovery of $190,000 of the provision for losses on notes receivable. In contrast, the increase in the provision for losses on receivables during 1995, as compared to 1994, was deemed necessary pursuant to the review of the Partnership's remaining note receivable to a cable television system operator.

         Another factor contributing to the decrease in total expenses during 1996 was a decrease in legal expenses due to the payoff of the partnership's remaining note receivable that was impaired.

        Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off lease and is sold. During the last several years inflations have been low, thereby having very little impact upon the Partnership.

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

        The cash generated by leasing and financing activities was $985,000 for the year ended December 31, 1996, as compared to $699,000 for the year ended December 31, 1995 and $641,000 for the year ended December 31, 1994. The increase in cash generated by leasing and financing activities during the past two years is a result of payoffs of impaired notes receivable.

        During the year ended December 31, 1996, the Partnership received cash distributions of $87,000 from foreclosed cable system joint ventures compared to $11,000 during 1995 and $23,000 during 1994. This increase in distributions for the year ended December 31, 1996, compared to 1995, is attributable to the distribution of sale proceeds from the sale of a cable television system owned by one of the Partnership's foreclosed cable system joint ventures.

        The Partnership received proceeds from the sale of securities of $43,000 for the year ended December 31, 1996 as a result of the exercise and sale of stock warrants, as previously discussed.

        As of December 31, 1996 and 1995, the Partnership owned equipment being held for lease with an original cost of $89,000 and a net book value of $0, compared to an original cost of $244,000 and a net book value of $4,000 at December 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

        The cash distributed to partners was $283,000, $816,000 and $1,362,000 during the year ended December 31, 1996, 1995 and 1994, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $280,000, $808,000 and $1,349,000 in distributions during 1996, 1995 and 1994, respectively. The cumulative cash distributions to limited partners are $5,837,000, $5,557,000 and $4,749,000 at December 31, 1996, 1995 and 1994, respectively. The General Partner received $3,000, $8,000 and $13,000 for its share of the cash distributions during 1996, 1995 and 1994, respectively.

        The Partnership made its quarterly distribution to partners on April 15, 1996 at the same rate as the January 15, 1996 distribution, but at a rate lower than the distributions made during the same period in 1995. The distribution on April 15, 1996 was the last scheduled quarterly distribution made by the Partnership. The Partnership has switched to an annual distribution method with the first annual distribution being made on January 15, 1997. As a result of a settlement payment received on an impaired note during the quarter ended September 30, 1996, the Partnership included these proceeds in the January 15, 1997 distribution to partners. The Partnership's ability to distribute cash to partners is dependent upon the Partnership receiving its contractual payments from notes receivable and financing leases. If the cash generated by Partnership operations decrease below expectations, the distributions to partners will be adjusted accordingly.

        Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

        Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           PHOENIX HIGH TECH/HIGH YIELD FUND,
                            A CALIFORNIA LIMITED PARTNERSHIP

                              YEAR ENDED DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix High Tech/High Yield Fund, a California Limited Partnership:

We have audited the accompanying balance sheets of Phoenix High Tech/High Yield Fund, a California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix High Tech/High Yield Fund, a California Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


San Francisco, California,                              ARTHUR ANDERSEN LLP
  January 17, 1997

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)

                                                             December 31,
                                                         1996           1995
                                                        ------         ------
ASSETS

Cash and cash equivalents                               $1,499         $  655

Accounts receivable                                         44             18

Notes receivable (net of allowance
  for losses on notes receivable of
  $0 and $706 at December 31, 1996
  and 1995, respectively)                                 --              581

Securities, available-for-sale                            --              149

Equipment on operating leases and held
  for lease (net of accumulated depreciation
  of $56 at December 31, 1996 and 1995)                   --             --

Net investment in financing leases                          99            311

Investment in joint ventures                               197            266

Capitalized acquisition fees (net of
  accumulated amortization of $292 and
  $260 at December 31, 1996 and 1995,
  respectively)                                              4             36

Other assets                                                 1              1
                                                        ------         ------

    Total Assets                                        $1,844         $2,017
                                                        ======         ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses                 $   24         $   44
                                                        ------         ------

    Total Liabilities                                       24             44
                                                        ------         ------

Partners' Capital:

  General Partner                                           (3)           (14)

  Limited Partners, 25,000 units authorized,
    7,526 units issued and outstanding at
    December 31, 1996 and 1995                           1,823          1,838

  Unrealized gains on available-for-sale
    securities
                                                          --              149
                                                        ------         ------

    Total Partners' Capital                              1,820          1,973
                                                        ------         ------

    Total Liabilities and Partners' Capital             $1,844         $2,017
                                                        ======         ======

                 The accompanying notes are an integral part of
                                these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                               For the Years Ended December 31,
                                                   1996      1995      1994
                                                 -------   -------   -------
INCOME

  Rental income                                  $    33   $    12   $    17

  Earned income, financing leases                     36        75       118

  Gain on sale of equipment                           12         4        38

  Interest income, notes receivable                   34        85        53

  Equity in earnings from joint ventures              18         2        10

  Gain on sale of securities                          43      --          64

  Other income                                        49        31        43
                                                 -------   -------   -------

    Total Income                                     225       209       343
                                                 -------   -------   -------


EXPENSES

  Depreciation and amortization                       32        50        69

  Lease related operating expenses                  --        --           7

  Management fees to General Partner                  40        30        22

  Reimbursed administrative costs to
   General Partner                                    13        17        23

  Provision for (recovery of) losses
   on receivables                                   (190)      563        (9)

  Legal expense                                       29        81        33

  General and administrative expenses                 22        26        35
                                                 -------   -------   -------

    Total Expenses                                   (54)      767       180
                                                 -------   -------   -------

NET INCOME (LOSS)                                $   279   $  (558)  $   163
                                                 =======   =======   =======

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                               $ 35.28   $(73.40)  $ 19.89
                                                 =======   =======   =======

ALLOCATION OF NET INCOME (LOSS):

  General Partner                                $    14   $    (6)  $    13

  Limited Partners                                   265      (552)      150
                                                 -------   -------   -------
                                                 $   279   $  (558)  $   163
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




                                        PHOENIX HIGH TECH/HIGH YIELD FUND,
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                          STATEMENTS OF PARTNERS' CAPITAL
                                  (Amounts in Thousands Except for Unit Amounts)

                                         General
                                         Partner's    Limited Partners'  Unrealized    Total
                                          Amount      Units      Amount    Gains       Amount
                                         ---------    -----------------  ----------    ------
Balance, December 31, 1993                 $--        7,526      $4,397     $ --       $4,397

Distributions to partners ($179.21
  per limited partnership unit)              (13)      --        (1,349)      --       (1,362)

Net income                                    13       --           150       --          163
                                           -----      -----      ------     ------     ------

Balance, December 31, 1994                  --        7,526       3,198       --        3,198

Distributions to partners ($107.28
  per limited partnership unit)               (8)      --          (808)      --         (816)

Unrealized gains on available-for-
  sale securities                           --         --         --          149         149

Net loss                                      (6)      --          (552)      --         (558)
                                           -----      -----      ------     ------     ------

Balance, December 31, 1995                   (14)     7,526       1,838       149       1,973

Distributions to partners ($37.27
  per limited partnership unit)               (3)      --          (280)      --         (283)

Change in unrealized gains on avail-
  able-for-sale securities                  --         --         --         (149)       (149)

Net income                                    14       --           265       --          279
                                           -----      -----      ------     ------     ------

Balance, December 31, 1996                 $  (3)     7,526      $1,823     $ --       $1,820
                                           =====      =====      ======     ======     ======

                                  The accompanying notes are an integral part of
                                                 these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                               For the Years Ended December 31,
                                                  1996      1995      1994
                                                 ------    ------    ------
Operating Activities:

  Net income (loss)                              $  279    $ (558)   $  163
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization                  32        50        69
      Gain on sale of equipment                     (12)       (4)      (38)
      Equity in earnings from joint ventures        (18)       (2)      (10)
      Provision for (recovery of) losses on
        notes receivable                           (190)      558        22
      Provision for (recovery of) losses on
        accounts receivable                        --           5       (31)
      Gain on sale of securities                    (43)     --         (64)
      Decrease (increase) in accounts receivable    (26)       (2)       15
      Increase (decrease) in accounts payable
        and accrued expenses                        (20)      (29)       30
      Decrease in other assets                     --           2      --
                                                 ------    ------    ------

  Net cash provided by operating activities           2        20       156
                                                 ------    ------    ------

Investing Activities:

  Principal payments, financing leases              212       227       298
  Principal payments, notes receivable              771       452       187
  Proceeds from sale of equipment                    12         6        50
  Proceeds from sale of securities                   43      --          64
  Distributions from joint ventures                  87        11        23
                                                 ------    ------    ------

  Net cash provided by investing activities       1,125       696       622
                                                 ------    ------    ------

Financing Activities:

  Distributions to partners                        (283)     (816)   (1,362)
                                                 ------    ------    ------

  Net cash used by financing activities            (283)     (816)   (1,362)
                                                 ------    ------    ------

Increase (decrease) in cash and cash equivalents    844      (100)     (584)

Cash and cash equivalents, beginning of period      655       755     1,339
                                                 ------    ------    ------

Cash and cash equivalents, end of period         $1,499    $  655    $  755
                                                 ======    ======    ======

                 The accompanying notes are an integral part of
                                these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

        Schedule of compensation paid and distributions made to the General Partner for the years ended December 31,

                                         1996      1995      1994
                                         ----      ----      ----
                                          (Amounts in Thousands)

      Management fees                    $ 40     $  30      $ 22
      Cash distributions                    3         8        13
                                         ----     -----      ----

                                         $ 43     $  38      $ 35
                                         ====     =====      ====


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

      Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.

      Investment in Joint Ventures. Investments in net assets of the foreclosed cable systems joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

      Investment in Available-for-Sale Securities. The Partnership has investments in stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

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

      Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. At January 1, 1996, the adoption of Statement No. 121 did not materially impact the Partnership's financial position or results of operations.

      Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

      Cash and Cash Equivalents. This includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3.    Accounts Receivable.

      Accounts receivable consist of the following at December 31:

                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Lease payments                                     $    5    $   14
        General Partner and Affiliates                         36         3
        Property and sales taxes                                3         1
                                                           ------    ------

           Total                                           $   44    $   18
                                                           ======    ======


Note 4.    Notes Receivable.

       Notes receivable consist of the following at December 31:

                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)
        Notes receivable from cable television system
        operators with interest ranging from 14% to 18%
        per annum, receivable in installments ranging
        from 59 to 96 months, collateralized by a
        security interest in the cable system assets
        These notes have a graduated repayment schedule
        followed by a balloon payment                      $ --      $1,287

        Less:  allowance for losses on notes receivable      --        (706)
                                                           ------    ------

           Total                                           $ --      $  581
                                                           ======    ======

        The Partnership's notes receivable from cable television system operators provided for a monthly payment rate in an amount that was less than the contractual interest rate. The difference between the payment rate and the contractual interest rate was added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest was due and payable in full. Although the contractual interest rates may be higher, due to a high degree of uncertainty relating to the collection of the entire amount of the contractually owed interest, the Partnership limited the amount of interest being recognized on its performing notes receivable to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until such time as management believes it will be realized.

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

        At December 31, 1996 and 1995, the recorded investment in notes that are considered to be impaired were $0 and $1,287,000, respectively, for which the related allowance for losses were $0 and $706,000, respectively. The average recorded investment in impaired loans during the year ended December 31, 1996 and 1995 were approximately $619,000 and $1,564,000, respectively. The Partnership recognized interest income on impaired notes receivable during the year ended December 31, 1996 and 1995 totaling $34,000 and $85,000, respectively.

        During the year ended December 31, 1996, the Partnership received a settlement on its one remaining note receivable from a cable television system operator which was considered to be impaired. The Partnership received a partial recovery of $672,000 as a settlement which was applied towards the $1,188,000 outstanding note receivable balance. The remaining balance of $516,000 was written-off through its related allowance for loan losses provided for in a previous year. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $190,000 during the year ended December 31, 1996. This reduction in the allowance for loan losses was recognized as income during the period.

        During the year ended December 31, 1995, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired. The Partnership received a partial recovery of $40,000 as a settlement which was applied towards the $58,000 outstanding note receivable balance. The remaining balance of $18,000 was written-off through its related allowance for loan losses. The related allowance for loan losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $37,000 during the year ended December 31, 1995. This reduction in the allowance for loan losses was recognized as a negative provision for loan losses during the period.

        The Partnership received a settlement from another impaired note receivable and foreclosed upon the assets of another note receivable from a cable television system operator during the year ended December 31, 1995.

        The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Beginning balance                                  $  706    $  202
          Provision for (recovery of) losses                 (190)      558
          Write downs                                        (516)      (54)
                                                           ------    ------
        Ending balance                                     $ --      $  706
                                                           ======    ======


Note 5.    Equipment on Operating Leases and Investment in Financing Leases.

        Equipment on lease consists of capital equipment leased to emerging growth companies subject to operating and financing leases. The Partnership's equipment on operating leases is fully depreciated.

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

        The net investment in financing leases consists of the following at December 31:

                                                         1996          1995
                                                        ------        ------
                                                       (Amounts in Thousands)

        Minimum lease payments to be received           $  104        $  352
        Less: unearned income                               (5)          (41)
                                                        ------        ------

        Net investment in financing leases              $   99        $  311
                                                        ======        ======

        Minimum rentals to be received on noncancelable financing and operating leases for the years ended December 31 are as follows:

                                                       Financing     Operating
                                                       ---------     ---------
                                                        (Amounts in Thousands)

        1997.....................................         $104           $-
        1998 and thereafter......................          -              -
                                                          ----           --

        Total                                             $104           $-
                                                          ====           ==

        All equipment was held for lease at December 31, 1996. The net book value of equipment held for lease at December 31, 1996 and 1995 amounted to $0.


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

        The joint ventures owned by the Partnership, along with their percentage ownership is as follows:

                                                                  Percentage
           Joint Venture                                           Ownership
           -------------                                           ---------

           Phoenix Black Rock Cable J.V.(1)                            2.45%
           Phoenix Pacific Northwest J.V.                             19.82
           Phoenix Independence Cable, LLC                            17.75

        (1)cable system sold and joint venture closed during 1996.

        An analysis of the  Partnership's  net  investment in  foreclosed  cable systems joint ventures is as follows:
                      Net Investment                                                 Net Investment
                       at Beginning                    Equity in        Equity in        at End
Date                     of Period     Contributions   Earnings       Distributions     of Period
----                  --------------   -------------   ---------      -------------  --------------
                                                        (Amounts in Thousands)
Year Ended
  December 31, 1994       $  194          $-             $   10         $   23            $  181
                          ======          ====           ======         ======            ======

Year Ended
  December 31, 1995       $  181          $ 94           $    2         $   11            $  266
                          ======          ====           ======         ======            ======






Year Ended
  December 31, 1996       $  266          $-             $   18         $   87            $  197
                          ======          ====           ======         ======            ======

        The aggregate combined financial information of the foreclosed cable systems joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Cash and cash equivalents                          $   51    $  337
        Accounts receivable                                    32        60
        Property, plant and equipment                       1,128     2,628
        Other                                                   4         3
                                                           ------    ------

           Total Assets                                    $1,215    $3,028
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

        Accounts payable                                   $  172    $  187
        Partners' capital                                   1,043     2,841
                                                           ------    ------

           Total Liabilities and Partners' Capital         $1,215    $3,028
                                                           ======    ======


                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                  1996      1995      1994
                                                 ------    ------    ------
                                                   (Amounts in Thousands)

        Subscriber revenue                       $  483    $1,003    $  916
        Gain on sale of cable system              1,185      --        --
        Other income                                 14        10         5
                                                 ------    ------    ------

           Total Income                           1,682     1,013       921
                                                 ------    ------    ------


                                    EXPENSES

        Depreciation and amortization               139       233       212
        Program services                            168       288       230
        Management fee to an affiliate
          of the General Partner                    140        45        40
        General and administrative expenses         201       314       229
        Provision for losses on accounts
          receivable                                  4        10        12
                                                 ------    ------    ------

           Total Expenses                           652       890       723
                                                 ------    ------    ------

           Net Income                            $1,030    $  123    $  198
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


Note 7.    Accounts Payable and Accrued Expenses.

        Accounts payable and accrued expenses consist of the following at December 31:

                                                          1996      1995
                                                         ------    ------
                                                      (Amounts in Thousands)

        General Partner and affiliates                   $    3    $    4
        Security deposits                                     6        12
        Equipment lease operations                            1        14
        Other                                                14        14
                                                         ------    ------

           Total                                         $   24    $   44
                                                         ======    ======


Note 8.    Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements of the Partnership.

        The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                            Reported Amounts     Tax Basis       Net Difference
                            ----------------     ---------       --------------
                                           (Amounts in Thousands)

1996
----

        Assets                   $ 1,844          $ 1,754           $   90
        Liabilities                   24              (11)              35

1995
----

        Assets                   $ 2,017          $ 2,542           $ (525)
        Liabilitites                  44               30               14


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

        The reimbursed administrative costs to the General Partner were $13,000, $17,000 and $23,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1996, 1995 and 1994 were $0, $0 and $2,000, respectively.

        In addition, the General Partner receives a management fee and an acquisition fee for services rendered in connection with equipment acquisitions (see Note 1).


Note 11.   Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 7,526 for the years ended December 31, 1996, 1995 and 1994. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's ending capital account balance.


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

Securities, Available-for-Sale
The fair values of investments in available-for-sale securities are estimated based on quoted market prices.

        The estimated fair values of the Partnership's financial instruments are as follows at December 31:

                                                   Carrying
                                                    Amount       Fair Value
                                                   --------      ----------
                                                    (Amounts in Thousands)

1996
----

        Assets
           Cash and cash equivalents               $ 1,499        $ 1,499

1995
----

        Assets
           Cash and cash equivalents               $   655        $   655
           Securities, available-for-sale              149            149
           Notes receivable                            581            672


Note 13.   Subsequent Events.

        In January 1997, cash distributions of $12,000 and $1,157,000 were made to the General and Limited Partners, respectively.

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

        GUS CONSTANTIN, age 59, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

        PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

        GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

        BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

        CYNTHIA E. PARKS, age 41, is Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a Bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

        Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

        Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

           Phoenix Leasing American Business Fund, L.P.

           Phoenix Leasing Cash Distribution Fund V, L.P.
           Phoenix Income Fund, L.P.
           Phoenix Leasing Cash Distribution Fund IV
           Phoenix Leasing Cash Distribution Fund III
           Phoenix Leasing Cash Distribution Fund II
           Phoenix Leasing Income Fund VII
           Phoenix Leasing Income Fund VI
           Phoenix Leasing Growth Fund 1982 and
           Phoenix Leasing Income Fund 1977


Item 11.   Executive Compensation.

        Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.
        (A)                 (B)                              (C)                          (D)
                                                        Cash and cash-               Aggregate of
Name of Individual      Capacities in                   equivalent forms             contingent forms
or persons in group     which served                    of remuneration              of remuneration
-------------------     ------------          -----------------------------------    ----------------
                                                 (C1)                     (C2)
                                                                  Securities or property
                                     Salaries, fees, directors'   insurance benefits or
                                     fees, commissions, and       reimbursement, personal
                                     bonuses                      benefits
                                     -------------------------    -----------------------
                                                     (Amounts in Thousands)
Phoenix Leasing
  Incorporated          General Partner         $40(1)                   $0                   $0
                                                 ==                       =                    =

(1)  consists of management fees.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

        (a)As of December 31, 1996, the following investors had a beneficial ownership of more than 5% of the outstanding Limited Partnership units:

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

        (b)The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

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


Item 13.   Certain Relationships and Related Transactions.

        None.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Page No.
                                                                      --------
(a)     1. Financial Statements:

           Report of Independent Public Accountants                        9
           Balance Sheets as of December 31, 1996 and 1995                10
           Statement of Operations for the Years Ended December
             31, 1996, 1995 and 1994                                      11
           Statements of Partners' Capital for the Years Ended
             December 31, 1996, 1995 and 1994                             12
           Statements of Cash Flows for the Years Ended December
             31, 1996, 1995 and 1994                                      13
           Notes to Financial Statements                               14-21

        2. Financial Statement Schedules:

           Schedule II - Valuation and Qualifying Account
             and Reserves                                                 26

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)     Exhibits:

        21. Additional Exhibits:
            Balance Sheets of Phoenix Leasing Incorporated          E21 1-12

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


        Date:  March 25, 1997             By:   /S/  GUS CONSTANTIN
               --------------                   -------------------------
                                                Gus Constantin, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                      Title                          Date
        ---------                      -----                          ----


/S/GUS CONSTANTIN      President, Chief Executive Officer and a   March 25, 1997
---------------------  Director of Phoenix Leasing Incorporated   --------------
(Gus Constantin)       General Partner


/S/PARITOSH K. CHOKSI  Chief Financial Officer,                   March 25, 1997
---------------------  Senior Vice President,                     --------------
(Paritosh K. Choksi)   Treasurer and a Director of
                       Phoenix Leasing Incorporated
                       General Partner


/S/BRYANT J. TONG      Senior Vice President,                     March 25, 1997
---------------------  Financial Operations of                    --------------
(Bryant J. Tong)       (Principal Accounting Officer)
                       Phoenix Leasing Incorporated
                       General Partner


/S/GARY W. MARTINEZ    Senior Vice President and a Director of    March 25, 1997
---------------------  Phoenix Leasing Incorporated               --------------
(Gary W. Martinez)     General Partner


/S/MICHAEL K. ULYATT   Partnership Controller                     March 25, 1997
---------------------  of Phoenix Leasing Incorporated            --------------
(Michael K. Ulyatt)    General Partner

                                                                                                Page 26 of 26


                                            PHOENIX HIGH TECH/HIGH YIELD FUND,
                                             A CALIFORNIA LIMITED PARTNERSHIP

                                                        SCHEDULE II
                                                  (Amounts in Thousands)


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


           COLUMN A                COLUMN B         COLUMN C        COLUMN D          COLUMN E          COLUMN F
        Classification            Balance at       Charged to      Charged to        Deductions        Balance at
                                 Beginning of       Expense          Revenue                             End of
                                    Period                                                               Period
------------------------------  --------------- ----------------  -------------  ------------------- --------------

Year ended December 31, 1994
  Allowance for losses on accounts
    receivable                      $  47            $  0             $  31            $  15              $  1
  Allowance for losses on notes
    receivable                        180              22                 0                0               202
                                    -----            ----             -----            -----              ----

    Totals                          $ 227            $ 22             $  31            $  15              $203
                                    =====            ====             =====            =====              ====


Year ended December 31, 1995
  Allowance for losses on accounts
    receivable                      $   1            $  5             $   0            $   6              $  0
  Allowance for losses on notes
    receivable                        202             558                 0               54               706
                                    -----            ----             -----            -----              ----

    Totals                          $ 203            $563             $   0            $  60              $706
                                    =====            ====             =====            =====              ====


Year ended December 31, 1996
  Allowance for losses on notes
    receivable                      $ 706            $  0             $ 190            $ 516              $  0
                                    -----            ----             -----            -----              ----

    Totals                          $ 706            $  0             $ 190            $ 516              $  0
                                    =====            ====             =====            =====              ====
