Form 10QSB
period 1997-03-31
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1997-05-14
CIK 837903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-17989
                                                -------


                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

              California                                   68-0166383
------------------------------------          ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California              94901-5527
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

                              Yes _X_    No ___

7,526 Units of Limited  Partnership  Interest were  outstanding  as of March 31,
1997.

Transitional small business disclosure format:

                              Yes ___    No _X_

                          Part I. Financial Information
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                       March 31,  December 31,
                                                         1997         1996
                                                         ----         ----
ASSETS

Cash and cash equivalents                              $   455      $ 1,499

Accounts receivable                                          9           44

Net investment in financing leases                          65           99

Investment in joint ventures                               193          197

Capitalized  acquisition fees (net of accumulated
   amortization of $293 and $292 at March 31, 1997
   and December 31, 1996, respectively)                      3            4

Other assets                                                 1            1
                                                       -------      -------

     Total Assets                                      $   726      $ 1,844
                                                       =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses               $    31      $    24
                                                       -------      -------

     Total Liabilities                                      31           24
                                                       -------      -------

Partners' Capital

   General Partner                                          (2)          (3)

   Limited Partners, 25,000 units authorized,
     7,526 units issued and outstanding at
     March  31, 1997 and December 31, 1996                 697        1,823
                                                       -------      -------

     Total Partners' Capital                               695        1,820
                                                       -------      -------

     Total Liabilities and Partners' Capital           $   726      $ 1,844
                                                       =======      =======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                                1997      1996
                                                                ----      ----
INCOME

     Earned income, financing leases                          $     4   $    12
     Gain on sale of equipment                                   --          12
     Gain on sale of securities                                    50      --
     Equity in earnings (losses) from joint ventures, net          (4)       26
     Other income                                                  10         8
                                                              -------   -------

         Total Income                                              60        58
                                                              -------   -------

EXPENSES

     Amortization of acquisition fees                               1         3
     Management fees to General Partner                             3         3
     Reimbursed administrative costs to General Partner             3         4
     Legal expense                                                  3         7
     General and administrative expenses                            6         4
                                                              -------   -------

         Total Expenses                                            16        21
                                                              -------   -------

NET INCOME                                                    $    44   $    37
                                                              =======   =======


NET INCOME PER LIMITED
     PARTNERSHIP UNIT                                         $  4.25   $  3.64
                                                              =======   =======

DISTRIBUTIONS PER LIMITED
     PARTNERSHIP UNIT                                         $153.79   $ 18.74
                                                              =======   =======

ALLOCATION OF NET INCOME:
     General Partner                                          $    12   $    10
     Limited Partners                                              32        27
                                                              -------   -------

                                                              $    44   $    37
                                                              =======   =======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                          1997         1996
                                                          ----         ----
Operating Activities:
     Net income                                         $    44      $    37

     Adjustments  to  reconcile  net income to
      net cash  provided  by  operating activities:
         Amortization of acquisition fees                     1            3
         Gain on sale of equipment                         --            (12)
         Gain on sale of securities                         (50)        --
         Equity in losses (earnings) from joint
           ventures, net                                      4          (26)
         Decrease in accounts receivable                     35            9
         Increase (decrease) in accounts payable
           and accrued expenses                               7           (7)
         Decrease in other assets                          --             (1)
                                                        -------      -------

Net cash provided by operating activities                    41            3
                                                        -------      -------

Investing Activities:
     Principal payments, financing leases                    34           58
     Proceeds from sale of equipment                       --             12
     Proceeds from sale of securities                        50         --
     Distributions from joint ventures                     --             64
                                                        -------      -------

Net cash provided by investing activities                    84          134
                                                        -------      -------

Financing Activities:
     Distributions to partners                           (1,169)        (142)
                                                        -------      -------

Net cash used by financing activities                    (1,169)        (142)
                                                        -------      -------

Decrease in cash and cash equivalents                    (1,044)          (5)

Cash and cash equivalents, beginning of period            1,499          655
                                                        -------      -------

Cash and cash equivalents, end of period                $   455      $   650
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

Note 2.    Reclassification.

         Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3.    Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.    Net Income (Loss) and Distribution Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the three months ended March 31, 1997 and 1996. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 5.    Investment in Joint Ventures.

Foreclosed Cable System Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                 March 31,    December 31,
                                                   1997           1996
                                                   ----           ----
                                                 (Amounts in Thousands)

           Assets                                $ 1,204        $ 1,215
           Liabilities                               184            172
           Partners' Capital                       1,020          1,043

                                                   Three Months Ended
                                                        March 31,
                                                   1997          1996
                                                   ----          ----
                                                 (Amounts in Thousands)

           Revenue                                $   100       $ 1,385
           Expenses                                   123           282
           Net Income (Loss)                          (23)        1,103

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The Partnership reported net income of $44,000 for the three months ended March 31, 1997, as compared to net income of $37,000 for the same period in 1996. The increase in net income during the three months ended March 31, 1997, as compared to the same period in 1996, is attributable to a gain on sale of securities of $50,000.

     Total revenues increased by $2,000 during the three months ended March 31, 1997, as compared to the same period in 1996. This increase was primarily the result of a gain on sale of securities of $50,000 during the three months ended March 31, 1997. The gain on sale of securities is due to the exercise and sale of stock warrants held by the Partnership.

     The gain on sale of securities is partially offset by declines in earned income from financing leases, equity in earnings from joint ventures and gain on sale of equipment for the three months ended March 31, 1997. The decrease in earned income from financing leases during the quarter ended March 31, 1997 of $8,000 is attributable to the declining net investment in financing leases. The net investment in financing leases at March 31, 1997 is $65,000, as compared to $253,000 at March 31, 1996.

     The decline in earnings from joint ventures of $30,000 for the quarter ended March 31, 1997, compared to the same period in 1996 is due to earnings from joint ventures being higher than usual during the three months ended March 31, 1996. The higher earnings in 1996 was a result of a sale of a cable television system owned by one of the foreclosed cable systems joint ventures. Such an event did not occur during the three months ended March 31, 1997.

     The Partnership reported a gain on sale of equipment of $12,000 during the three months ended March 31, 1996, compared to $0 at March 31, 1997. The absence of a gain on sale of equipment in 1997 is a result of no sales activity during the quarter. The Partnership sold equipment with an aggregate original cost of $61,000 during the three months ended March 31, 1996.

     Total expenses decreased by $5,000 during the three months ended March 31, 1997, as compared to the same period in 1995. The decrease in expenses during the three months ended March 31, 1997, as compared to the same period in 1996, is primarily due to a decline in legal expense of $4,000. The decrease in legal expense during 1997 is due to a decline in legal costs attributable to the Partnership's impaired note receivable.
This note receivable was paid off during 1996.

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

     The cash generated by leasing and financing activities was $75,000 during the three months ended March 31, 1997, as compared to $61,000 during the same period in 1996. The increase in net cash generated by leasing and financing activities for the three months ended March 31, 1997 is due to the receipt of an outstanding receivable.

     The Partnership did not receive cash distributions from joint ventures during the three months ended March 31, 1997, compared to $64,000 during the three months ended March 31, 1996. The cash received from distributions from joint ventures during the quarter ended March 31, 1996 was attributable to a foreclosed cable systems joint venture distributing proceeds from the sale of its cable television system.

     The Partnership owned equipment being held for lease with an original cost of $89,000 and a net book value of $0 at March 31, 1996 and 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

     The cash distributed to partners was $1,169,000 and $142,000 for the three months ended March 31, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $1,157,000 and $141,000 in distributions during the period ended March 31, 1997 and 1996, respectively. The cumulative cash distributions to limited partners are $6,995,000 and $5,698,000 at March 31, 1997 and 1996, respectively. The General Partner received $12,000 and $1,000 for its share of the cash distributions during the period ended March 31, 1997 and 1996, respectively.

     The increase in distributions to partners is a result of the Partnership switching to an annual distribution method from a quarterly distribution method with the first annual distribution being made on January 15, 1997. The distribution on April 15, 1996 was the last scheduled quarterly distribution made by the Partnership. An additional factor contributing to the increase in distributions to partners during the three months ended March 31, 1997 is the receipt of a settlement payment on an impaired note during the quarter ended September 30, 1996, the Partnership included these proceeds in the January 15, 1997 distribution to partners. The Partnership's ability to distribute cash to partners is dependent upon the Partnership receiving its contractual payments from financing leases. If the cash generated by Partnership operations decrease below expectations, the distributions to partners will be adjusted accordingly.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                   PHOENIX LEASING HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 March 31, 1997

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


                                        PHOENIX HIGH TECH/HIGH YIELD FUND,
                                        ----------------------------------
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                         --------------------------------
                                                  (Registrant)


      Date                          Title                  Signature
      ----                          -----                  ---------




  May 13, 1997           Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
----------------------   Senior Vice President,        -----------------------
                         Treasurer and a Director of   (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


  May 13, 1997           Senior Vice President,          /S/ BRYANT J. TONG
-----------------------  Financial Operations of        ----------------------
                         (Principal Accounting Officer) (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


  May 13, 1997           Senior Vice President           /S/ GARY W. MARTINEZ
-----------------------  and a Director of              ----------------------
                         Phoenix Leasing Incorporated   (Gary W. Martinez)
                         General Partner


  May 13, 1997           Partnership Controller of       /S/ MICHAEL K. ULYATT
-----------------------  Phoenix Leasing Incorporated   ----------------------
                         General Partner                (Michael K. Ulyatt)