Form 10QSB
period 1997-06-30
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1997-08-13
CIK 837903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from  ______________ to______________.

                         Commission file number 0-17989


                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

            California                                    68-0166383
----------------------------------            ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California             94901-5527
--------------------------------------------------------------------------------
   Address of Principal Executive Offices                  Zip Code

     Registrant's telephone number, including area code:  (415) 485-4500
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

                             Yes   X         No
                                ------         ------

7,526 Units of Limited Partnership Interest were outstanding as of June 30,1997.

Transitional small business disclosure format:

                             Yes             No   X
                                ------         ------

                          Part I. Financial Information
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                    June 30,      December 31,
                                                      1997           1996
                                                      ----           ----
ASSETS

Cash and cash equivalents                        $     499        $   1,499

Accounts receivable                                     13               44

Equipment on operating leases and
held for lease (net of accumulated
depreciation of $56 at June 30, 1997
and December 31, 1996)                                   -                -

Net investment in financing leases                      12               99

Investment in joint ventures                           190              197

Capitalized acquisition fees (net of
accumulated amortization of $295 and
$292 at June 30, 1997 and December 31,
1996, respectively)                                      1                4

Other assets                                             2                1
                                                 ---------        ---------

     Total Assets                                $     717        $   1,844
                                                 =========        =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses         $      31        $      24
                                                 ---------        ---------

     Total Liabilities                                  31               24
                                                 ---------        ---------

Partners' Capital

   General Partner                                      (3)              (3)

   Limited Partners, 25,000 units
   authorized, 7,526 units issued
   and outstanding at June 30, 1997
   and December 31, 1996                               689            1,823
                                                 ---------        ---------

     Total Partners' Capital                           686            1,820
                                                 ---------        ---------

     Total Liabilities and Partners' Capital     $     717        $   1,844
                                                 =========        =========

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                            1997     1996      1997       1996
                                            ----     ----      ----       ----
INCOME

   Rental income                           $ --      $    9   $  --      $    8
   Earned income, financing leases              1        11         5        24
   Gain on sale of equipment                 --        --        --          12
   Gain on sale of securities                --        --          50      --
   Equity in earnings (losses) from
     joint ventures, net                       (2)       (1)       (7)       24
   Other income                                 8         8        19        17
                                           ------    ------    ------    ------

     Total Income                               7        27        67        85
                                           ------    ------    ------    ------

EXPENSES

   Amortization of acquisition fees             2         7         3         9
   Management fees to General Partner           2         7         5        10
   Reimbursed administrative costs to
     General Partner                            2         3         5         7
   Legal expense                                4        18         7        25
   General and administrative expenses          6         5        12        10
                                           ------    ------    ------    ------

     Total Expenses                            16        40        32        61
                                           ------    ------    ------    ------

NET INCOME (LOSS)                          $   (9)   $  (13)  $    35    $   24
                                           ======    ======    ======    ======


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                        $(1.20)   $(1.91)  $  3.05    $ 1.73
                                           ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                        $  --     $18.53   $153.79    $37.27
                                           ======    ======    ======    ======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                       $  --     $    1   $    12    $   11
     Limited Partners                          (9)      (14)       23        13
                                           ------    ------    ------    ------

                                           $   (9)   $   13   $    35    $   24
                                           ======    ======    ======    ======


         The accompanying notes are an integral part of these statements

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           1997         1996
                                                           ----         ----

Operating Activities:
     Net income                                          $    35      $    24

     Adjustments  to  reconcile  net income to net
      cash  provided  by  operating
      activities:
         Amortization of acquisition fees                      3            9
         Gain on sale of equipment                          --            (12)
         Gain on sale of securities                          (50)        --
         Equity in losses (earnings) from joint
            ventures, net                                      7          (24)
         Decrease in accounts receivable                      31           10
         Increase (decrease) in accounts payable and
            accrued expenses                                   7           (5)
         Increase in other assets                             (1)          (2)
                                                         -------      -------

Net cash provided by operating activities                     32         --
                                                         -------      -------

Investing Activities:
     Principal payments, financing leases                     87          127
     Principal payments, notes receivable                   --            100
     Proceeds from sale of equipment                        --             12
     Proceeds from sale of securities                         50         --
     Distributions from joint ventures                      --             67
                                                         -------      -------

Net cash provided by investing activities                    137          306
                                                         -------      -------

Financing Activities:
     Distributions to partners                            (1,169)        (283)
                                                         -------      -------

Net cash used by financing activities                     (1,169)        (283)
                                                         -------      -------

Increase (decrease) in cash and cash equivalents          (1,000)          23

Cash and cash equivalents, beginning of period             1,499          655
                                                         -------      -------

Cash and cash equivalents, end of period                 $   499      $   678
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

Note 4.       Net Income (Loss) and Distribution Per Limited Partnership Unit.

           Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the six months ended June 30, 1997 and 1996. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 5.       Investment in Joint Ventures.

Foreclosed Cable System Joint Ventures

           The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:
                                          June 30,                  December 31,
                                            1997                        1996
                                            ----                        ----
                                                 (Amounts in Thousands)

           Assets                        $   1,225                  $   1,215
           Liabilities                         220                        172
           Partners' Capital                 1,005                      1,043

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   1997           1996      1997           1996
                                   ----           ----      ----           ----
                                              (Amounts in Thousands)

           Revenue               $  103        $    80       203       $   1,465
           Expenses                 118            119       241             401
           Net Income (Loss)        (15)           (39)      (38)          1,064

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The Partnership reported a net loss of $9,000 for the three months ended June 30, 1997, as compared to a net loss of $13,000 for the same period in 1996. In contrast, the Partnership reported net income for the six months ended June 30, 1997 of $35,000 compared to net income of $24,000 for the same period in 1996. The improvement in earnings for the three months ended June 30, 1997 compared to 1996 is a result of a decrease in total expenses which exceeded the decrease in total revenues. The increase in net income during the six months ended June 30, 1997, as compared to the same period in 1996, is attributable to a gain on sale of securities of $50,000.

     Total revenues decreased by $20,000 and $18,000 during the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. This decrease is primarily the result of an absence of rental income and a decline in earned income from financing leases. The absence of rental income during the three and six months ended June 30, 1997, compared to $9,000 and $8,000 for the same periods in 1996, respectively, is attributable to equipment for the remaining operating leases being held for lease as of June 30, 1997.

     The decrease in earned income from financing leases during the three and six months ended June 30, 1997 of $10,000 and $19,000, respectively, compared to the same periods in 1996, is attributable to the declining net investment in financing leases. The net investment in financing leases at June 30, 1997 is $12,000, as compared to $184,000 at June 30, 1996.

     Additionally, the absence of a gain on sale of equipment and the decline in earnings from joint ventures also contributed to the decrease in total revenues for the six months ended June 30, 1997 compared to 1996. The Partnership reported a gain on sale of equipment of $12,000 during the six months ended June 30, 1996. The gain on sale of equipment recognized during the six months ended June 30, 1996 was a result of equipment which was fully depreciated being sold for proceeds of $12,000.

      The decline in earnings from joint ventures of $31,000 for the six months ended June 30, 1997, compared to 1996, is due to earnings from joint ventures being higher than usual during the six months ended June 30, 1996. The higher earnings in 1996 was a result of a sale of a cable television system owned by one of the foreclosed cable systems joint ventures. Such an event did not occur during the six months ended June 30, 1997.

     In contrast, the Partnership experienced a gain on sale of securities of $50,000 which partially offset the factors contributing to the decrease in total revenues as previously described during the six months ended June 30, 1997. The gain on sale of securities is due to the exercise and sale of stock warrants held by the Partnership.

     Total expenses decreased by $24,000 and $29,000 during the three and six months ended June 30, 1997, as compared to the same periods in 1996. The decrease in expenses during the three and six months ended June 30, 1997, as compared to the same periods in 1996, is a result of all expense line items declining with the exception of general and administrative expenses. The decline in legal expense contributed to a majority of the decrease in total expenses. Legal expense decreased by $14,000 and $18,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in the prior year. The reduction in legal expense during 1997 is due to a decline in legal costs attributable to the Partnership's impaired note receivable. This note receivable was paid off during 1996.

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

     The cash generated by leasing and financing activities was $119,000 during the six months ended June 30, 1997, as compared to $227,000 during the same period in 1996. During the six months ended June 30, 1997, the Partnership received a payment on an outstanding receivable; however, the receipt of this payment was less than the amount received in the prior year as a payoff of an impaired note receivable which caused net cash generated by leasing and financing activities to be higher than usual in 1996.

     The Partnership did not receive cash distributions from joint ventures during the six months ended June 30, 1997, compared to $67,000 during the six months ended June 30, 1996. The cash received from distributions from joint ventures during the six months ended June 30, 1996 was attributable to a foreclosed cable systems joint venture distributing proceeds from the sale of its cable television system.

     The Partnership owned equipment being held for lease with an original cost of $89,000 and a net book value of $0 at June 30, 1997 and 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

     The cash distributed to partners was $1,169,000 and $283,000 for the six months ended June 30, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $1,157,000 and $280,000 in distributions during the period ended June 30, 1997 and 1996, respectively. The cumulative cash distributions to limited partners are $6,995,000 and $5,837,000 at June 30, 1997 and 1996, respectively. The General Partner received $12,000 and $3,000 for its share of the cash distributions during the period ended June 30, 1997 and 1996, respectively.

     The increase in distributions to partners is a result of the Partnership switching to an annual distribution method from a quarterly distribution method with the first annual distribution being made on January 15, 1997. The distribution on April 15, 1996 was the last scheduled quarterly distribution made by the Partnership. An additional factor contributing to the increase in distributions to partners during the six months ended June 30, 1997 is the receipt of a settlement payment on an impaired note during the quarter ended September 30, 1996, the Partnership included these proceeds in the January 15, 1997 distribution to partners. The Partnership's ability to distribute cash to partners is dependent upon the Partnership receiving its contractual payments from financing leases. If the cash generated by Partnership operations decrease below expectations, the distributions to partners will be adjusted accordingly.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing

                                                                    Page 9 of 11
operational expenses.

                                                                   Page 10 of 11
                   PHOENIX LEASING HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  June 30, 1997

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


                                              PHOENIX HIGH TECH/HIGH YIELD FUND,
                                              ----------------------------------
                                              A CALIFORNIA LIMITED PARTNERSHIP
                                              --------------------------------
                                                         (Registrant)

       Date                    Title                         Signature
       ----                    -----                         ---------


  August 13, 1997      Senior Vice President            /S/ GARY W. MARTINEZ
-----------------      and a Director of                ------------------------
                       Phoenix Leasing Incorporated     (Gary W. Martinez)
                       General Partners



  August 13, 1997      Chief Financial Officer,         /S/ PARITOSH K. CHOKSI
-----------------      Senior Vice President,           ------------------------
                       Treasurer and a Director of      (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


  August 13, 1997      Senior Vice President,           /S/ BRYANT J. TONG
-----------------      Financial Operations of          ------------------------
                       (Principal Accounting Officer)   (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


  August 13, 1997      Partnership Controller of        /S/ MICHAEL K. ULYATT
-----------------      Phoenix Leasing Incorporated     ------------------------
                       General Partner                  (Michael K. Ulyatt)
                       General Partner