Form 10QSB
period 1997-09-30
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1997-11-12
CIK 837903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-17989
                                                -------


                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

           California                                    68-0166383
-----------------------------                -----------------------------------
     State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                  94901-5527
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

                               Yes __X__ No _____

7,526 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                          1997           1996
                                                        -------        -------
ASSETS

Cash and cash equivalents                               $   536        $ 1,499

Accounts receivable                                          16             44

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $56 at September 30, 1997 and December 31, 1996)         --             --

Net investment in financing leases                         --               99

Investment in joint ventures                                187            197

Other assets                                                  3              5
                                                        -------        -------

     Total Assets                                       $   742        $ 1,844
                                                        =======        =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                $    20        $    24
                                                        -------        -------

     Total Liabilities                                       20             24
                                                        -------        -------

Partners' Capital (Deficit)

   General Partner                                           (2)            (3)

   Limited Partners, 25,000 units authorized,
     7,526 units issued and outstanding at
     September 30, 1997 and December 31, 1996               724          1,823
                                                        -------        -------

     Total Partners' Capital (Deficit)                      722          1,820
                                                        -------        -------

     Total Liabilities and Partners' Capital (Deficit)  $   742        $ 1,844
                                                        =======        =======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                            1997      1996      1997      1996
                                          -------   -------   -------   -------
INCOME

   Rental income                          $  --     $    19   $  --     $    27
   Earned income, financing leases           --           7         5        31
   Gain on sale of equipment                 --        --        --          12
   Equity in earnings (losses) from
    joint ventures                             (3)       (1)      (10)       23
   Interest income, notes receivable           47      --          49      --
   Gain on sale of securities                --          34        51        34
   Other income                                 7        12        23        29
                                          -------   -------   -------   -------

     Total Income                              51        71       118       156
                                          -------   -------   -------   -------

EXPENSES

   Amortization of acquisition fees          --          21         4        30
   Management fees to General Partner           2        27         7        37
   Reimbursed administrative costs to
    General Partner                             2         3         7        10
   Recovery of  losses on receivables        --        (190)     --        (190)
   Legal expense                                5         1        12        26
   General and administrative expenses          5         4        16        14
                                          -------   -------   -------   -------

     Total Expenses                            14      (134)       46       (73)
                                          -------   -------   -------   -------

NET INCOME                                $    37   $   205   $    72   $   229
                                          =======   =======   =======   =======



NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $  4.82   $ 26.94   $  7.87   $ 28.67
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $  --     $  --     $153.79   $ 37.27
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
   General Partner                        $     1   $     2   $    13   $    13
   Limited Partners                            36       203        59       216
                                          -------   -------   -------   -------

                                          $    37   $   205   $    72   $   229
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                              September 30,
                                                             1997      1996
                                                           -------   -------
Operating Activities:
   Net income                                              $    72   $   229

   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Amortization of acquisition fees                          4        30
       Gain on sale of equipment                              --         (12)
       Equity in earnings from joint ventures, net              10       (23)
       Recovery of  losses on notes receivable                --        (190)
       Gain on sale of securities                              (51)      (34)
       Decrease in accounts receivable                          28        10
       Decrease in accounts payable and accrued expenses        (4)       (6)
       Increase in other assets                                 (2)       (1)
                                                           -------   -------

Net cash provided by operating activities                       57         3
                                                           -------   -------

Investing Activities:
   Principal payments, financing leases                         99       171
   Principal payments, notes receivable                       --         771
   Proceeds from sale of equipment                            --          12
   Proceeds from sale of securities                             51        34
   Distributions from joint ventures                          --          67
                                                           -------   -------

Net cash provided by investing activities                      150     1,055
                                                           -------   -------

Financing Activities:
   Distributions to partners                                (1,170)     (283)
                                                           -------   -------

Net cash used by financing activities                       (1,170)     (283)
                                                           -------   -------

Increase (decrease) in cash and cash equivalents              (963)      775

Cash and cash equivalents, beginning of period               1,499       655
                                                           -------   -------

Cash and cash equivalents, end of period                   $   536   $ 1,430
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

Note 4.       Net Income (Loss) and Distribution Per Limited Partnership Unit.

           Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the nine months ended September 30, 1997 and 1996. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 5.       Investment in Joint Ventures.

Foreclosed Cable System Joint Ventures

           The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,209     $ 1,215
        Liabilities                               220         172
        Partners' Capital                         989       1,043

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $   104  $   113     $   307  $ 1,577
        Expenses                         120      118         361      518
        Net Income (Loss)                (16)      (5)        (54)   1,059

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The Partnership reported net income of $37,000 and $72,000 for the three and nine months ended September 30, 1997, respectively, as compared to net income of $205,000 and $229,000 for the same periods in 1996. During the three and nine months ended September 30, 1996, the Partnership experienced a recovery of losses on receivables of $190,000 related to the payoff of a defaulted note receivable from a cable television system which contributed to the improved earnings during 1996.

     Total revenues decreased by $20,000 and $38,000 during the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. This decrease is primarily the result of an absence of rental income and a decline in earned income from financing leases. The absence of rental income during the three and nine months ended September 30, 1997, compared to $19,000 and $27,000 for the same periods in 1996, respectively, is attributable to equipment for the remaining operating leases being held for lease as of September 30, 1997.

     The decrease in earned income from financing leases during the three and nine months ended September 30, 1997 of $7,000 and $26,000, respectively, compared to the same periods in 1996, is attributable to the declining net investment in financing leases. The net investment in financing leases at September 30, 1997 is $0, as compared to $140,000 at September 30, 1996.

     Additionally, the absence of a gain on sale of securities also contributed to the decrease in total revenues for the three months ended September 30, 1997, compared to $34,000 for the same period in 1996. The gain experienced in 1996 is attributable to the exercise and sale of stock warrants held by the Partnership. The Partnership had been granted stock warrants as part of its lease and financing agreements with certain emerging growth companies.

      Another factor contributing to the decline in total revenues for the nine months ended September 30, 1997 is the decrease in earnings from joint ventures of $33,000 for the nine months ended September 30, 1997, compared to the same period in 1996. This decrease is due to earnings from joint ventures being higher than usual during the nine months ended September 30, 1996. The higher earnings in 1996 was a result of a sale of a cable television system owned by one of the foreclosed cable systems joint ventures. Such an event did not occur during the nine months ended September 30, 1997.

     The Partnership reported a gain on sale of equipment of $12,000 during the nine months ended September 30, 1996. The gain on sale of equipment recognized during the nine months ended September 30, 1996 was a result of equipment which was fully depreciated being sold for proceeds of $12,000.

     Partially offsetting the decreases in total revenues described for the three and nine months ended September 30, 1997, compared to the same periods in the prior year, is the recognition of interest income from notes receivable. During the three and nine months ended September 30, 1997, the Partnership recognized interest income from notes receivable of $47,000 and $49,000, respectively, compared to $0 for the same periods in 1996. During the three months ended September 30, 1997, the Partnership received additional settlement proceeds from a defaulted note receivable with a net carrying value of $0. These settlement proceeds are included in interest income on the Statement of Operations.

     In contrast to the decrease in gain on sale of securities experienced during the three months ended September 30, 1997, the Partnership reported an increase in gain on sale of securities of $17,000 during the nine months ended September 30, 1997, compared to the same period in the prior year. The gain on sale of securities is due to the exercise and sale of stock warrants held by the Partnership. During the nine months ended September 30, 1997, the Partnership received proceeds from the sale of securities of $51,000 compared to $34,000 for the same period in 1996.

     Total expenses increased by $148,000 and $119,000 during the three and nine months ended September 30, 1997, as compared to the same periods in 1996. The increase in total expenses for both periods in the current year is attributable to the absence of a recovery of losses on receivables comparable to the one experienced in the prior year. During the three and nine months ended September 30, 1996, the Partnership made an adjustment to the allowance for losses on receivables of $190,000. During the three months ended September 30, 1996, the Partnership received a payoff on an impaired note receivable from a cable television system operator. This outstanding note receivable had been classified as impaired and the Partnership had suspended the accrual of interest income on this note. The carrying value of this note was $1,188,000, for which the Partnership had an allowance for loan losses of $706,000, resulting in a net carrying value of $482,000. The Partnership received total settlement proceeds of $672,000 on this note, which resulted in a recovery of $190,000 of the allowance for losses on notes receivable.

     Partially offsetting the absence of a recovery of losses on receivables for the three and nine months ended September 30, 1997, is the decreases in amortization of acquisition fees and management fees to the General Partner. The decline in amortization of acquisition fees of $21,000 and $26,000 for the three and nine months ended September 30, 1997, compared to the same periods in the prior year, is a result of the capitalized acquisition fees being fully amortized as of September 30, 1997. The decline in management fees to the General Partner of $25,000 and $30,000 for the three and nine months ended September 30, 1997, compared to the same periods in 1996, is a result of a decline in leasing and financing related revenues.

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

     The cash generated by leasing and financing activities was $156,000 during the nine months ended September 30, 1997, as compared to $945,000 during the same period in 1996. The net cash generated by leasing and financing activities during 1996 were higher than usual as a result of a payoff of an impaired note receivable.

     The Partnership did not receive cash distributions from joint ventures during the nine months ended September 30, 1997, compared to $67,000 during the nine months ended September 30, 1996. The cash received from distributions from joint ventures during the nine months ended September 30, 1996 was attributable to a foreclosed cable systems joint venture distributing proceeds from the sale of its cable television system.

     The Partnership owned equipment being held for lease with an original cost of $89,000 and a net book value of $0 at September 30, 1997 and 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

     The cash distributed to partners was $1,170,000 and $283,000 for the nine months ended September 30, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $1,158,000 and $280,000 in distributions during the period ended September 30, 1997 and 1996, respectively. The cumulative cash distributions to limited partners are $6,995,000 and $5,837,000 at September 30, 1997 and 1996, respectively. The General Partner received $12,000 and $3,000 for its share of the cash distributions during the period ended September 30, 1997 and 1996, respectively.

     The increase in distributions to partners is a result of the Partnership switching to an annual distribution method from a quarterly distribution method with the first annual distribution being made on January 15, 1997. The distribution on April 15, 1996 was the last scheduled quarterly distribution made by the Partnership. An additional factor contributing to the increase in distributions to partners during the nine months ended September 30, 1997 is the receipt of a settlement payment on an impaired note during the quarter ended September 30, 1996. The Partnership included these proceeds in the January 15, 1997 distribution to partners. The Partnership's ability to distribute cash to partners is dependent upon the Partnership receiving its contractual payments from financing leases. If the cash generated by Partnership operations decrease below expectations, the distributions to partners will be adjusted accordingly.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

                   PHOENIX LEASING HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1997

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


                                        PHOENIX HIGH TECH/HIGH YIELD FUND,
                                        ----------------------------------
                                        A CALIFORNIA LIMITED PARTNERSHIP
                                        --------------------------------
                                                   (Registrant)

        Date                      Title                       Signature
        ----                      -----                       ---------


  November 12, 1997       Senior Vice President           /S/ GARY W. MARTINEZ
---------------------     and a Director of               ----------------------
                          Phoenix Leasing Incorporated    (Gary W. Martinez)
                          General Partner


  November 12, 1997       Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
---------------------     Senior Vice President,          ----------------------
                          Treasurer and a Director of     (Paritosh K. Choksi)
                          Phoenix Leasing Incorporated
                          General Partner


  November 12, 1997       Senior Vice President,          /S/ BRYANT J. TONG
---------------------     Financial Operations of         ----------------------
                         (Principal Accounting Officer)   (Bryant J. Tong)
                          Phoenix Leasing Incorporated
                          General Partner