Form 10KSB
period 1997-12-31
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1998-03-30
CIK 837903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 1997       Commission File Number 0-17989


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

The Registrant's revenue for its most recent fiscal year was $68,000.

As of December 31, 1997, 7,526 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes _____ No __X__

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         1997 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.    Business........................................................   3
Item 2.    Properties......................................................   4
Item 3.    Legal Proceedings...............................................   4
Item 4.    Submission of Matters to a Vote of Security Holders.............   4


                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security
           Holder Matters..................................................   5
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   6
Item 7.    Financial Statements and Supplementary Data.....................   8
Item 8.    Disagreements on Accounting and Financial Disclosure Matters....  20


                                    PART III

Item 9.    Directors and Executive Officers of the Registrant..............  20
Item 10.   Executive Compensation..........................................  21
Item 11.   Security Ownership of Certain Beneficial Owners and Management..  21
Item 12.   Certain Relationships and Related Transactions..................  22


                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 22


Signatures.................................................................. 23

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

        From the initial formation of the Partnership through December 31, 1997, the total investments in equipment leases and financing transactions (loans) approximate $7,394,000. The average initial firm term of contractual payments from equipment subject to lease was 45.20 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.92%. The average initial firm term of contractual payments from loans was 61.96 months. These leases and loans have been concentrated primarily in the manufacturing and telecommunications industries.

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

        Cable Television System Leasing and Financing (Cable Financing). The other major purpose of the Partnership was to make secured loans to operators of cable television systems for the acquisition, refinancing, construction, upgrade and extension of such systems in the United States, its possessions and its military bases. In addition, the Partnership had acquired cable television and related equipment and leased such equipment to third parties.

           Loans to cable system operators were secured by a senior or subordinated lien on the assets of the cable television system, its franchise, contracts and related assets, including its subscriber list. Various types of cable television and related equipment acquired by the Partnership and leased or financed to third parties throughout the United States, its possessions and military bases will be leased or financed on a long-term basis.

        Several of the cable television system operators the Partnership provided financing to experienced financial difficulties. These difficulties were believed to have been caused by several factors. Some of these factors were: a significant reduction in the availability of debt from banks and other financial institutions to finance the acquisition and operations, uncertainties related to future government regulation in the cable television industry and the economic recession in the United States. These factors resulted in a significant decline in the demand for the acquisition of cable systems and have further caused an overall decrease in the value of many cable television systems. As a result of the above, many of the Partnership's notes receivable from cable television system operators went into default. The result was that the Partnership had not received scheduled payments, had to grant loan extensions, experienced an increase in legal and collection costs and in some cases, had to foreclose on the cable television system. The impact of this has been a decrease in the overall return on the Partnership's investments in such notes.

        The Partnership has obtained an ownership interest in several cable system joint ventures that it obtained through foreclosure. The cable systems are managed and operated by an affiliate of the General Partner.


Item 2.    Properties.

        The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

        As of December 31, 1997, the Partnership owns equipment with an aggregate original cost of $89,000. The following table summarizes the type of equipment owned or financed by the Partnership.

                                                                 Percentage of
             Asset Types                   Purchase Price         Total Assets
             -----------                   --------------        -------------
                                       (Amounts in Thousands)

Capital Equipment Leased to Emerging
 Growth Companies                              $   89                  100%
                                               ------                  ---

TOTAL                                          $   89                  100%
                                               ======                  ===


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

        (b)Approximate number of equity security investments:

                                                      Number of Unit Holders
                     Title of Class                   as of December 31, 1997
           ----------------------------------         -----------------------

           Limited Partners                                     379
           General Partner                                        1

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix High Tech/High Yield Fund (the Partnership) reported a net loss of $6,000 during the year ended December 31, 1997, as compared to net income of $279,000 during 1996. During 1996, the Partnership experienced a recovery of losses on receivables of $190,000 related to the payoff of a defaulted note receivable from a cable television system operator which contributed to improved earnings during 1996.

        Total revenues decreased by $157,000 during the year ended December 31, 1997, as compared to 1996. The decrease in total revenues in 1997, compared to 1996, is partially attributable to a decline in leasing and financing related revenues as a result of a decrease in the amount of equipment owned as of December 31, 1997, compared to 1996. At December 31, 1997, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $89,000 compared to $758,000 at December 31, 1996. Additionally, the Partnership's remaining equipment is being held for lease with a net book value of $0 as of December 31, 1997. As a result, the Partnership experienced an absence in rental income compared to $33,000 for the year ended December 31, 1996 and a decline in earned income from financing leases of $31,000 during the year ended December 31, 1997, compared to the prior year. The decline in leasing and financing related revenues also contributed to the $33,000 decrease in management fees to the General Partner for the year ended December 31, 1997, compared to 1996.

        Another primary factor contributing to the decrease in total revenues for the year ended December 31, 1997, compared to 1996, is the decline in earnings from joint ventures of $85,000. The decline in earnings from joint ventures in 1997 is attributable to a write-down of cable system assets in one of the foreclosed cable systems joint venture. The decrease in earnings from joint ventures in 1997, compared to 1996, is also due to earnings being higher than usual in 1996 as a result of a sale of a cable system for a gain in a foreclosed cable systems joint venture.

        The Partnership sold equipment with an aggregate original cost of $669,000 during the year ended December 31, 1997. The lease agreements related to the equipment which were sold in 1997 stated that the lessee would take title to the equipment at the end of the lease term. As such, no gain or loss was recognized on the sale of equipment during 1997, compared to a $12,000 gain on sale of equipment in 1996.

        Partially offsetting the factors contributing to the decline in total revenues is an increase in interest income from notes receivable of $15,000 for the year ended December 31, 1997, compared to 1996. During the year ended December 31, 1997, the Partnership received additional settlement proceeds from a defaulted note receivable with a net carrying value of $0. These settlement proceeds are included in interest income from notes receivable on the Statement of Operations.

        The gain on sale of securities for both 1997 and 1996 of $50,000 and $43,000, respectively, is attributable to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies.

        Total expenses increased by $128,000 for the year ended December 31, 1997 compared to 1996. During the year ended December 31, 1996, the Partnership had a recovery of losses on receivables of $190,000 which the Partnership did not have in 1997. During 1996, the Partnership received a payoff on an impaired note receivable from a cable television system operator. This outstanding note receivable had been classified as impaired and the Partnership had suspended the accrual of interest income on this note. The carrying value of this note was $1,188,000, for which the Partnership had an allowance for loan losses of $706,000, resulting in a net carrying value of $482,000. The Partnership received total settlement proceeds of $672,000 on this note, which resulted in a recovery of $190,000 of the allowance for losses on notes.

        Partially offsetting the absence of a recovery of losses on receivables for the year ended December 31, 1997, are the decreases in amortization of acquisition fees and management fees to the General Partner, as previously discussed. The decline in amortization of acquisition fees of $28,000 for 1997, compared to 1996, is a result of the capitalized acquisition fees being fully amortized as of December 31, 1997.

        Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off lease and is sold. During the last several years inflations have been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources

        The cash generated by leasing and financing activities was $116,000 for the year ended December 31, 1997, as compared to $985,000 for the year ended December 31, 1996. The net cash generated by leasing and financing activities during 1996 were significantly higher as a result of a payoff of an impaired note receivable of $672,000. The decrease in cash generated in 1997, compared to 1996, is also attributable to a decline in rental income.

        The Partnership did not receive cash distributions from joint ventures during the year ended December 31, 1997, compared to $87,000 in 1996. The cash received from distributions from joint ventures during 1996 was attributable to a foreclosed cable systems joint venture distributing proceeds from the sale of its cable system assets.

        The Partnership received proceeds from the sale of securities of $50,000 and $43,000 for the years ended December 31, 1997 and 1996, respectively, as a result of the exercise and sale of stock warrants, as previously discussed.

        As of December 31, 1997 and 1996, the Partnership owned equipment being held for lease with an original cost of $89,000 and a net book value of $0. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

        The cash distributed to partners was $1,169,000 and $283,000 during the years ended December 31, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $1,157,000 and $280,000 in distributions during 1997 and 1996, respectively. The cumulative cash distributions to limited partners are $6,994,000 and $5,837,000 at December 31, 1997 and 1996,
respectively. The General Partner received $12,000 and $3,000 for its share of the cash distributions during 1997 and 1996, respectively.

        The Partnership switched to an annual distribution method from a quarterly distribution method with the first annual distribution being made on January 15, 1997. The distribution on April 15, 1996 was the last scheduled quarterly distribution made by the Partnership. The increase in distributions to partners during the year ended December 31, 1997 is due to the receipt of a settlement payment on an impaired note during the quarter ended September 30, 1996. The Partnership included these proceeds in the January 15, 1997 distribution to partners. If the cash generated by Partnership operations decrease below expectations, the distributions to partners will be adjusted accordingly.

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

               Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            PHOENIX HIGH TECH/HIGH YIELD FUND,
                            A CALIFORNIA LIMITED PARTNERSHIP

                              YEAR ENDED DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix High Tech/High Yield Fund, a California limited partnership:

We have audited the accompanying balance sheet of Phoenix High Tech/High Yield Fund, a California limited partnership as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix High Tech/High Yield Fund, a California Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



San Francisco, California,                               ARTHUR ANDERSEN LLP
  January 23, 1998

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                           December 31, 1997
ASSETS                                                     -----------------

Cash and cash equivalents                                       $  496

Accounts receivable                                                 37

Equipment on operating leases and held for
 lease (net of accumulated depreciation of $56)                   --

Investment in joint ventures                                       130

Other assets                                                         2
                                                                ------
    Total Assets                                                $  665
                                                                ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses                         $   20
                                                                ------

    Total Liabilities                                               20
                                                                ------
Partners' Capital:

  General Partner                                                  (15)

  Limited Partners, 25,000 units authorized,
    7,526 units issued and outstanding                             660
                                                                ------
    Total Partners' Capital                                        645
                                                                ------
    Total Liabilities and Partners' Capital                     $  665
                                                                ======

                 The accompanying notes are an integral part of
                                these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                               For the Years Ended December 31,
                                                    1997              1996
                                                    ----              ----

INCOME

  Rental income                                   $ --              $   33

  Earned income, financing leases                      5                36

  Gain on sale of equipment                         --                  12

  Interest income, notes receivable                   49                34

  Equity in earnings (losses) from
   joint ventures                                    (67)               18

  Gain on sale of securities                          50                43

  Other income                                        31                49
                                                  ------            ------

    Total Income                                      68               225
                                                  ------            ------


EXPENSES

  Amortization of acquisition fees                     4                32

  Management fees to General Partner                   7                40

  Reimbursed administrative costs to
   General Partner                                    10                13

  Recovery of losses on receivables                 --                (190)

  Legal expense                                       22                29

  General and administrative expenses                 31                22
                                                  ------            ------

    Total Expenses                                    74               (54)
                                                  ------            ------

NET INCOME (LOSS)                                 $   (6)           $  279
                                                  ======            ======

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT    $ (.74)           $35.28
                                                  ======            ======

ALLOCATION OF NET INCOME (LOSS):

  General Partner                                 $ --              $   14

  Limited Partners                                    (6)              265
                                                  ------            ------
                                                  $   (6)           $  279
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

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                  General
                                  Partner's Limited Partners' Unrealized  Total
                                   Amount    Units   Amount     Gains    Amount
                                  --------- ----------------  ---------  -------
Balance, December 31, 1995        $  (14)   7,526   $1,838    $  149     $1,973

Distributions to partners ($37.27
  per limited partnership unit)       (3)    --       (280)     --         (283)

Change in unrealized gains on
  available-for-sale securities     --       --       --        (149)      (149)

Net income                            14     --        265      --          279
                                  ------    -----   ------    ------     ------

Balance, December 31, 1996            (3)   7,526    1,823      --        1,820

Distributions to partners ($153.79
  per limited partnership unit)      (12)    --     (1,157)     --       (1,169)

Net loss                            --       --         (6)     --           (6)
                                  ------    -----   ------    ------     ------

Balance, December 31, 1997        $  (15)   7,526   $  660    $ --       $  645
                                  ======    =====   ======    ======     ======


                 The accompanying notes are an integral part of
                                these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                          For the Years Ended
                                                           Ended December 31,
                                                            1997       1996
                                                          -------    -------

Operating Activities:

  Net income (loss)                                       $    (6)   $   279
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Amortization of acquisition fees                          4         32
      Gain on sale of equipment                              --          (12)
      Equity in losses (earnings) from joint ventures          67        (18)
      Recovery of losses on notes receivable                 --         (190)
      Gain on sale of securities                              (50)       (43)
      Decrease (increase) in accounts receivable                7        (26)
      Decrease in accounts payable and accrued expenses        (4)       (20)
      Increase in other assets                                 (1)      --
                                                          -------    -------

  Net cash provided by operating activities                    17          2
                                                          -------    -------

Investing Activities:

  Principal payments, financing leases                         99        212
  Principal payments, notes receivable                       --          771
  Proceeds from sale of equipment                            --           12
  Proceeds from sale of securities                             50         43
  Distributions from joint ventures                          --           87
                                                          -------    -------

  Net cash provided by investing activities                   149      1,125
                                                          -------    -------

Financing Activities:

  Distributions to partners                                (1,169)      (283)
                                                          -------    -------

  Net cash used by financing activities                    (1,169)      (283)
                                                          -------    -------

Increase (decrease) in cash and cash equivalents           (1,003)       844

Cash and cash equivalents, beginning of period              1,499        655
                                                          -------    -------

Cash and cash equivalents, end of period                  $   496    $ 1,499
                                                          =======    =======

                 The accompanying notes are an integral part of
                                these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

        Bonus Distribution. Pursuant to the Partnership Agreement, upon the 15th of the calendar month following the earlier of (1) the Partnership raising $10,000,000, or (2) the date 12 months from the date of release of funds from the impound account, the Partnership made a bonus distribution to the Limited Partners who had purchased units prior to that time. The bonus distribution was calculated at 12% per annum (prorated for any partial year) of each Limited Partner's capital account. In October of 1990, the General Partner made a $571,000 capital contribution to the Partnership in an amount equal to the bonus distribution and has acquired 571 units as a Limited Partner in return for such contribution. Distributions pursuant to the bonus distribution will count towards the Priority Return.

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

        Schedule of compensation paid and distributions made to the General Partner for the years ended December 31,

                                                 1997              1996
                                                 ----              ----
                                                (Amounts in Thousands)

        Management fees                        $     7           $    40
        Cash distributions                          12                 3
                                               -------           -------

                                               $    19           $    43
                                               =======           =======


Note 2.    Summary of Significant Accounting Policies.

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

        Reclassification. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

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


Note 3.    Accounts Receivable.

        Accounts receivable consist of the following at December 31:

                                                             1997
                                                             ----
                                                     (Amounts in Thousands)

        Lease payments                                     $     4
        General Partner and Affiliates                          10
        Property tax                                             2
        Other                                                   21
                                                           -------

           Total                                           $    37
                                                           =======


Note 4.    Notes Receivable.

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

        During the year ended December 31, 1996, the Partnership received a settlement on a note receivable from a cable television system operator which was considered to be impaired. The Partnership received a partial recovery of $672,000 as a settlement which was applied towards the $1,188,000 outstanding note receivable balance. The remaining balance of $516,000 was written-off through its related allowance for loan losses provided for in a previous year. Upon receipt of the settlement of this note receivable, the Partnership reduced the allowance for loan losses by $190,000 during the year ended December 31, 1996. This reduction in the allowance for loan losses was recognized as income during the period.

        The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $619,000. The Partnership recognized interest income on impaired loans during the year ended December 31, 1996 totaling $34,000.

        During the year ended December 31, 1997, the Partnership received additional settlement proceeds of $49,000 from a defaulted note receivable with a net carrying value of $0.


Note 5.    Equipment on Operating Leases.

        Equipment on lease consists of capital equipment leased to emerging growth companies subject to operating leases. The Partnership's equipment on operating leases is fully depreciated.

        The Partnership has entered into direct lease arrangements with certain lessees. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.


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

        An analysis of the Partnership's net investment in foreclosed cable systems joint ventures is as follows:

                     Net Investment                 Equity in                 Net Investment
                      at Beginning                  Earnings                      at End
Date                   of Period     Contributions  (Losses)   Distributions     of Period
----                 --------------  -------------  ---------  -------------  --------------
                                               (Amounts in Thousands)
Year Ended
  December 31, 1996      $  266        $  -          $   18      $   87           $  197
                         ======        ======        ======      ======           ======

Year Ended
  December 31, 1997      $  197        $  -          $  (67)     $  -             $  130
                         ======        ======        ======      ======           ======

        The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                    December 31, 1997
                                                    -----------------
                                                  (Amounts in Thousands)

        Assets                                         $   909
        Liabilities                                        240
        Partners' Capital                                  669

                                             For the Years Ended December 31,
                                                  1997              1996
                                                  ----              ----
                                                  (Amounts in Thousands)

        Revenue                                $   404           $ 1,682
        Expenses                                   778               652
        Net Income (Loss)                         (374)            1,030

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


Note 7.    Accounts Payable and Accrued Expenses.

        Accounts payable and accrued expenses consist of the following at December 31:

                                                          1997
                                                          ----
                                                  (Amounts in Thousands)

        General Partner and affiliates                  $     1
        Security deposits                                     6
        Equipment lease operations                            1
        Other                                                12
                                                        -------

           Total                                        $    20
                                                        =======


Note 8.    Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements of the Partnership.

        The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1997:

                             Reported Amounts      Tax Basis     Net Difference
                             ----------------      ---------     --------------
                                            (Amounts in Thousands)

        Assets                   $  665             $  652           $  13
        Liabilities                  20                 19               1


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

        The reimbursed administrative costs to the General Partner were $10,000 and $13,000 for the years ended December 31, 1997 and 1996, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1997 and 1996 were $0.

        In addition, the General Partner receives a management fee and an acquisition fee for services rendered in connection with equipment acquisitions (see Note 1).


Note 11.   Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 7,526 for the years ended December 31, 1997 and 1996. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's ending capital account balance.

Note 12.   Fair Value of Financial Instruments.

        The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate the fair values.


Note 13.   Subsequent Events.

        In January 1998, cash distributions of $4,000 and $386,000 were made to the General and Limited Partners, respectively.

Item 8.    Disagreements on Accounting and Financial Disclosure Matters.

        None.


                                    PART III

Item 9.    Directors and Executive Officers of the Registrant.

        The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

        GUS CONSTANTIN, age 60, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

        GARY W. MARTINEZ, age 47, is Executive Vice President, Chief Operating Officer and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

        HOWARD SOLOVEI, age 36, is the Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

        BRYANT J. TONG, age 43, is Senior Vice President, Financial Operations and a Director of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

        CYNTHIA E. PARKS, age 42, is Senior Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a Bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

        Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

        Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

           Phoenix Leasing American Business Fund, L.P.
           Phoenix Leasing Cash Distribution Fund V, L.P.
           Phoenix Income Fund, L.P.
           Phoenix Leasing Cash Distribution Fund IV
           Phoenix Leasing Cash Distribution Fund III and
           Phoenix Leasing Income Fund VII

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

        The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1997, all such required reports were filed on a timely basis, except for reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) filed late by Howard Solovei and Cynthia E. Parks, each an executive officer of the General Partner (or any corporate general partner of the General Partner) of the Registrant. No units of limited partnership interest are held by such executive officers.

Certain Legal Proceedings.

        On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. The Companies received an extension of time to answer the Complaint and formal discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.   Executive Compensation.

        Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

        (A)                 (B)                             (C)                                (D)

                                                      Cash and cash-                      Aggregate of
Name of Individual      Capacities in                 equivalent forms                    contingent forms
or persons in group     which served                  of remuneration                     of remuneration
-------------------     -------------      -------------------------------------------    ----------------
                                                   (C1)                    (C2)
                                                                  Securities or property
                                       Salaries, fees, directors' insurance benefits or
                                       fees, commissions, and     reimbursement, personal
                                       bonuses                    benefits
                                       -------------------------  -----------------------
                                                      (Amounts in Thousands)
Phoenix Leasing
  Incorporated          General Partner        $   7(1)                   $   0                $   0
                                                ====                       ====                 ====

(1)  consists of management fees.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

        (a)As of December 31, 1997, the following investors had a beneficial ownership of more than 5% of the outstanding Limited Partnership units:

                          Name and Address                Amount and Nature of           Percent
    Title of Class        of Beneficial Owner             Beneficial Ownership           of Class
    --------------        -------------------             --------------------           --------
    Limited Partner       Independent Life & Accident         1,000 units                 13.29%
                          Insurance Company
                          One Independent Drive
                          Jacksonville, FL  32276

    Limited Partner       Phoenix Leasing Incorporated        576.7 units                  7.66%
                          2401 Kerner Boulevard
                          San Rafael, CA  94901

        (b)The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

             (1)                                  (2)                                   (3)
        Title of Class                 Amount Beneficially Owned                 Percent of Class
        --------------                 -------------------------                 ----------------
    General Partner Interest   Represents a 1% interest in the Registrant's              100%
                               profits and distributions, until the Limited
                               Partners have recovered their capital contribu-
                               tions plus a cumulative return of 16% per annum,
                               compounded quarterly, on the unrecovered portion
                               thereof. Thereafter, the General Partner will
                               receive 20% interest in the Registrant's profits
                               and distributions.

    Limited Partner Interest   576.7 units                                              7.66%

Item 12.   Certain Relationships and Related Transactions.

        None.

                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                       Page No.
                                                                       --------
(a)     1. Financial Statements:

           Balance Sheets as of December 31, 1997                         10
           Statement of Operations for the Years Ended
            December 31, 1997 and 1996                                    11
           Statements of Partners' Capital for the Years
            Ended December 31, 1997 and 1996                              12
           Statements of Cash Flows for the Years Ended
            December 31, 1997 and 1996                                    13
           Notes to Financial Statements                               14-19

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ended December 31,1997

(c)     Exhibits:

        21.Additional Exhibits:
           Balance Sheets of Phoenix Leasing Incorporated           E21 1-14

        27.Financial Data Schedule.

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

                                         PHOENIX HIGH TECH/HIGH YIELD FUND,
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                                    (Registrant)

                                         BY:   PHOENIX LEASING INCORPORATED,
                                               A CALIFORNIA CORPORATION
                                               GENERAL PARTNER


        Date:  March 24, 1998            By:   /S/ GUS CONSTANTIN
               --------------                  -------------------------
                                               Gus Constantin, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                           Date
         ---------                     -----                           ----

/S/ GUS CONSTANTIN     President, Chief Executive Officer and a   March 24, 1998
--------------------   Director of Phoenix Leasing Incorporated   --------------
(Gus Constantin)       General Partner


/S/ GARY W. MARTINEZ   Executive Vice President,                  March 24, 1998
--------------------   Chief Operating Officer                    --------------
(Gary W. Martinez)     and a Director of
                       Phoenix Leasing Incorporated
                       General Partner


/S/ HOWARD SOLOVEI     Chief Financial Officer,                   March 24, 1998
--------------------   Treasurer and a Director of                --------------
(Howard Solovei)       Phoenix Leasing Incorporated
                       General Partner


/S/ BRYANT J. TONG     Senior Vice President,                     March 24, 1998
--------------------   Financial Operations                       --------------
(Bryant J. Tong)      (Principal Accounting Officer)
                       and a Director of
                       Phoenix Leasing Incorporated
                       General Partner