Form 10QSB
period 1998-03-31
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1998-05-14
CIK 837903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition  period from  ______________ to ______________.

                         Commission file number 0-17989
                                                -------

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

            California                                    68-0166383
---------------------------------             ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                94901-5527
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

7,526 Units of Limited  Partnership  Interest were  outstanding  as of March 31,
1998.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31,  December 31,
                                                           1998         1997
                                                           ----         ----
ASSETS

Cash and cash equivalents                                 $ 123        $ 496

Accounts receivable                                          15           37

Equipment on operating leases and held for lease
 (net of accumulated depreciation of $56 at
 March 31, 1998 and December 31, 1997)                     --           --

Investment in joint ventures                                128          130

Securities, available-for-sale                               25         --

Other assets                                                  2            2
                                                          -----        -----

     Total Assets                                         $ 293        $ 665
                                                          =====        =====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                  $  21        $  20
                                                          -----        -----

     Total Liabilities                                       21           20
                                                          -----        -----

Partners' Capital (Deficit)

   General Partner                                          (19)        (15)

   Limited Partners, 25,000 units authorized,
    7,526 units issued and outstanding at
    March 31, 1998 and December 31, 1997                    266          660

   Unrealized gains on available-for-sale securities         25         --
                                                          -----        -----

     Total Partners' Capital (Deficit)                      272          645
                                                          -----        -----

     Total Liabilities and Partners' Capital(Deficit)     $ 293        $ 665
                                                          =====        =====

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1998        1997
                                                              ----        ----
INCOME

   Earned income, financing leases                          $   --      $     4
   Gain on sale of securities                                   --           50
   Equity in losses from joint ventures, net                     (2)         (4)
   Other income                                                   3          10
                                                            -------     -------

     Total Income                                                 1          60
                                                            -------     -------

EXPENSES

   Amortization of acquisition fees                             --            1
   Management fees to General Partner                           --            3
   Reimbursed administrative costs to General Partner             3           3
   Legal expense                                                --            3
   General and administrative expenses                            6           6
                                                            -------     -------

     Total Expenses                                               9          16
                                                            -------     -------

NET INCOME (LOSS)                                           $    (8)    $    44
                                                            =======     =======


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT              $ (1.09)    $  4.25
                                                            =======     =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                  $ 51.26     $153.79
                                                            =======     =======

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                          $   --      $    12
   Limited Partners                                              (8)         32
                                                            -------     -------

                                                            $    (8)    $    44
                                                            =======     =======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                              1998         1997
                                                              ----         ----
Operating Activities:
   Net income (loss)                                       $    (8)     $    44

   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Amortization of acquisition fees                       --              1
       Gain on sale of equipment                              --           --
       Gain on sale of securities                             --            (50)
       Equity in losses (earnings) from joint
         ventures, net                                           2            4
       Decrease in accounts receivable                          22           35
       Increase (decrease) in accounts payable
         and accrued expenses                                    1            7
                                                           -------      -------

Net cash provided by operating activities                       17           41
                                                           -------      -------

Investing Activities:
   Principal payments, financing leases                       --             34
   Proceeds from sale of securities                           --             50
                                                           -------      -------

Net cash provided by investing activities                     --             84
                                                           -------      -------

Financing Activities:
   Distributions to partners                                  (390)      (1,169)
                                                           -------      -------

Net cash used by financing activities                         (390)      (1,169)
                                                           -------      -------

Decrease in cash and cash equivalents                         (373)      (1,044)

Cash and cash equivalents, beginning of period                 496        1,499
                                                           -------      -------

Cash and cash equivalents, end of period                   $   123      $   455
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

Note 2.       Reclassification.

           Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.       Income Taxes.

           Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Net Income (Loss) and Distribution Per Limited Partnership Unit.

           Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the nine months ended March 31, 1998 and 1997. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 5.       Investment in Joint Ventures.

Foreclosed Cable System Joint Ventures

           The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                               March 31,   December 31,
                                                 1998          1997
                                                 ----          ----
                                               (Amounts in Thousands)

       Assets                                  $  902         $  909
       Liabilities                                243            240
       Partners' Capital                          659            669

                                                 Three Months Ended
                                                      March 31,
                                                 1998          1997
                                                 ----          ----
                                               (Amounts in Thousands)

       Revenue                                 $  100         $ 100
       Expenses                                   110           123
       Net Loss                                   (10)          (23)

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The Partnership reported a net loss of $8,000 for the three months ended March 31, 1998, as compared to net income of $44,000 for the same period in 1997. The reduction in earnings for the three months ended March 31, 1998 is attributable to the absence of a gain on sale of securities, compared to $50,000 during the same period in 1997. The gain on sale of securities, for which the Partnership received proceeds of $50,000, during the three months ended March 31, 1997 is due to the exercise and sale of stock warrants held by the Partnership.

     The decline in other income of $7,000 also contributed to the reduction in earnings for the three months ended March 31, 1998, compared to 1997. This decline is attributable to a decrease in interest income earned on the Partnership's cash balances. The Partnership experienced a decline in its cash balance during the three months ended March 31, 1998, compared to 1997, as a result of making an annual distribution in January 1998.

     The absence of management fees and legal expense during the three months ended March 31, 1998, compared to $3,000 for both management fees and legal expense during the same period in 1997, partially offset the factors previously discussed which contributed to the decline in earnings. The absence of management fees to the General Partner for the three months ended March 31, 1998 is due to a decline in gross revenues. Legal expense for the three months ended March 31, 1997 were attributable to the collection on a defaulted note receivable. The net carrying value of this note at March 31, 1997 was $0.

Liquidity and Capital Resources

     The cash generated by leasing and financing activities was $17,000 during the three months ended March 31, 1998, as compared to $75,000 during the same period in 1997. The decrease in net cash generated by leasing and financing activities for the three months ended March 31, 1998 is due primarily to the absence of principal payments from financing leases, compared to $34,000 during 1997, as well as a decline in accounts receivable of $13,000 for the three months ended March 31, 1998, compared to 1997. The absence of principal payment from financing leases during 1998 is due to the remaining equipment owned by the Partnership being held for lease.

     The Partnership owns equipment being held for lease with an original cost of $89,000 and a net book value of $0 at March 31, 1998 and 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's equipment as it becomes available.

     The cash distributed to partners was $390,000 and $1,169,000 for the three months ended March 31, 1998 and 1997, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $386,000 and $1,157,000 in distributions during the period ended March 31, 1998 and 1997, respectively. The cumulative cash distributions to limited partners are $7,381,000 and $6,995,000 at March 31, 1998 and 1997, respectively. The General Partner received $4,000 and $12,000 for its share of the cash distributions during the period ended March 31, 1998 and 1997, respectively.

     Distributions for the year ended March 31, 1997 were higher than usual as a result of the receipt of a settlement payment on an impaired note during the quarter ended September 30, 1996. The Partnership included these proceeds in the January 15, 1997 distribution to partners.

     The term of the Partnership expires on December 31, 1999; however, the General Partner anticipates liquidating the remaining assets by December 31, 1998. Should the Partnership be fully liquidated by December 31, 1998, the Partnership will make a final distribution of excess cash, if any.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 March 31, 1998

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

                                    PHOENIX HIGH TECH/HIGH YIELD FUND,
                                    ----------------------------------
                                     A CALIFORNIA LIMITED PARTNERSHIP
                                     --------------------------------
                                               (Registrant)


      Date                      Title                           Signature
      ----                      -----                           ---------


May 13, 1998          Executive Vice President,            /S/ GARY W. MARTINEZ
-----------------     Chief Operating Officer              --------------------
                      and a Director of                    (Gary W. Martinez)
                      Phoenix Leasing Incorporated
                      General Partner



May 13, 1998          Chief Financial Officer,             /S/ HOWARD SOLOVEI
-----------------     Treasurer and a Director of          --------------------
                      Phoenix Leasing Incorporated         (Howard Solovei)
                      General Partner



May 13, 1998          Senior Vice President,               /S/ BRYANT J. TONG
-----------------     Financial Operations                 ------------------
                      (Principal Accounting Officer)       (Bryant J. Tong)
                      and a Director of
                      Phoenix Leasing Incorporated
                      General Partner