Form 10QSB
period 1998-06-30
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1998-08-13
CIK 837903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

7,526 Units of Limited  Partnership  Interest  were  outstanding  as of June 30,
1998.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                        June 30,   December 31,
                                                          1998         1997
                                                          ----         ----
ASSETS

Cash and cash equivalents                                $ 237        $ 496

Accounts receivable, net                                    15           37

Equipment on operating leases and held
   for lease (net of accumulated
   depreciation of $0 and $56 at
   June 30, 1998 and December 31, 1997,
   respectively)                                           --           --

Investment in joint ventures                               117          130

Other assets                                                 2            2
                                                         -----        -----

     Total Assets                                        $ 371        $ 665
                                                         =====        =====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                 $  31        $  20
                                                         -----        -----

     Total Liabilities                                      31           20
                                                         -----        -----

Partners' Capital (Deficit)

   General Partner                                          (2)         (15)

   Limited Partners, 25,000 units
     authorized, 7,526 units issued
     and outstanding at June 30, 1998
     and December 31, 1997                                 342          660
                                                         -----        -----

     Total Partners' Capital (Deficit)                     340          645
                                                         -----        -----

     Total Liabilities and Partners'
       Capital (Deficit)                                 $ 371        $ 665
                                                         =====        =====

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                         1998       1997     1998       1997
                                         ----       ----     ----       ----
INCOME

   Earned income, financing leases      $  --     $     1   $  --     $     5
   Gain on sale of securities               111      --         111        50
   Equity in losses from joint
     ventures, net                          (11)       (2)      (13)       (7)
   Other income                               8         8        11        19
                                        -------   -------   -------   -------

     Total Income                           108         7       109        67
                                        -------   -------   -------   -------

EXPENSES

   Amortization of acquisition fees        --           2      --           3
   Management fees to General Partner         4         2         4         5
   Reimbursed administrative costs to
     General Partner                          3         2         5         5
   Legal expense                           --           4      --           7
   General and administrative expenses        9         6        16        12
                                        -------   -------   -------   -------

     Total Expenses                          16        16        25        32
                                        -------   -------   -------   -------

NET INCOME (LOSS)                       $    92   $    (9)  $    84   $    35
                                        =======   =======   =======   =======


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                     $ 10.10   $ (1.20)  $  9.01   $  3.05
                                        =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                     $  --     $  --     $ 51.26   $153.79
                                        =======   =======   =======   =======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                    $    16   $  --     $    16   $    12
     Limited Partners                        76        (9)       68        23
                                        -------   -------   -------   -------

                                        $    92   $    (9)  $    84   $    35
                                        =======   =======   =======   =======


        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                         1998           1997
                                                         ----           ----
Operating Activities:
     Net income                                        $    84       $    35

     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Amortization of acquisition fees                 --               3
         Gain on sale of securities                       (111)          (50)
         Equity in losses from joint
          ventures, net                                     13             7
         Decrease in accounts receivable                    22            31
         Increase in accounts payable and
          accrued expenses                                  11             7
         Increase in other assets                         --              (1)
                                                       -------       -------

Net cash provided by operating activities                   19            32
                                                       -------       -------

Investing Activities:
     Principal payments, financing leases                 --              87
     Proceeds from sale of securities                      111            50
                                                       -------       -------

Net cash provided by investing activities                  111           137
                                                       -------       -------

Financing Activities:
     Distributions to partners                            (389)       (1,169)
                                                       -------       -------

Net cash used by financing activities                     (389)       (1,169)
                                                       -------       -------

Decrease in cash and cash equivalents                     (259)       (1,000)

Cash and cash equivalents, beginning of period             496         1,499
                                                       -------       -------

Cash and cash equivalents, end of period               $   237       $   499
                                                       =======       =======










        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       General.
              -------

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

         The Partnership Agreement stipulates the methods by which income will be allocated to the General Partner and the limited partners. Such allocations will be made using income or loss calculated under Generally Accepted Accounting Principles for book purposes, which varies from income or loss calculated for tax purposes.

         The calculation of items of income and loss for book and tax purposes may result in book basis capital accounts that vary from the tax basis capital accounts. The requirement to restore any deficit capital balances by the General Partner will be determined based on the tax basis capital accounts. At liquidation of the Partnership, the General Partner's remaining book basis capital account will be reduced to zero through the allocation of income or loss.

Note 2.       Reclassification.
              ----------------

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Net Income (Loss) and Distribution Per Limited Partnership Unit.
              ---------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 7,526 for the six months ended June 30, 1998 and 1997. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 5.       Investment in Joint Ventures.
              ----------------------------

Foreclosed Cable System Joint Ventures
--------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                             June 30,    December 31,
                                               1998         1997
                                               ----         ----
                                             (Amounts in Thousands)

           Assets                             $ 832        $ 909
           Liabilities                          238          240
           Partners' Capital                    594          669


                                Three Months Ended            Six Months Ended
                                      June 30,                    June 30,
                                 1998          1997          1998          1997
                                 ----          ----          ----          ----
                                             (Amounts in Thousands)

           Revenue              $  22         $ 103         $ 123         $ 203
           Expenses                87           118           198           241
           Net Loss               (65)          (15)          (75)          (38)

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

     Phoenix High Tech/High Yield Fund, a California limited partnership ("the Partnership") reported net income of $92,000 for the three months ended June 30, 1998, as compared to net loss of $9,000 for the same period in 1997. For the six months ended June 30, 1998, the Partnership reported net income of $84,000 compared to net income of $35,000 for the same period in 1997. The improvement in earnings for both the three and six months ended June 30, 1998 compared to 1997 is attributable to a gain on sale of securities of $111,000. The gain on sale of securities, for which the Partnership received proceeds of $111,000 during the quarter ended June 30, 1998, is due to the exercise and sale of stock warrants held by the Partnership. The increase in management fees of $2,000 for the quarter ended June 30, 1998 is a result of an increase in gross revenues attributable to the proceeds received from the sale of securities.

     The absence of an amortization of acquisition fees and legal expenses for both the three and six months ended June 30, 1998, compared to the same periods in 1997, also contributed to increasing net income. The absence of amortization of acquisition fees and legal expenses are a result of the Partnership's remaining equipment being sold and the remaining net investment in financing leases coming to the end of their term during the third quarter of 1997.

     Additionally as a result of the Partnership selling its remaining equipment and the net investment in financing leases having reached the end of its term, the Partnership is experiencing a decrease in cash generated from leasing and financing activities for the six months ended June 30, 1998 compared to the same period in 1997. This decrease in cash generated has resulted in a reduction in interest income earned on the Partnership's cash balance. The decline in other income of $8,000 for the six months ended June 30, 1998 is attributable to the decrease in interest income.

      The increase in loss from joint ventures of $9,000 and $6,000 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997, is due to a loss on sale of assets in one of the foreclosed cable system joint ventures in which the Partnership has an investment.

Liquidity and Capital Resources

     The cash generated by leasing and financing activities was $19,000 during the six months ended June 30, 1998, as compared to $119,000 during the same period in 1997. The decrease in net cash generated by leasing and financing activities for the six months ended June 30, 1998 is due primarily to the absence of principal payments from financing leases, compared to $87,000 for the prior year.

     The cash distributed to partners was $389,000 and $1,169,000 for the six months ended June 30, 1998 and 1997, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $385,000 and $1,157,000 in distributions during the period ended June 30, 1998 and 1997, respectively. The cumulative cash distributions to limited partners are $7,380,000 and $6,995,000 at June 30, 1998 and 1997, respectively. The General Partner received $4,000 and $12,000 for its share of the cash distributions during the period ended June 30, 1998 and 1997, respectively.

     Distributions for the six months ended June 30, 1997 were higher than usual as a result of the receipt of a settlement payment on an impaired note during the quarter ended September 30, 1996. The Partnership included these proceeds in the January 15, 1997 distribution to partners.

     The term of the Partnership expires on December 31, 1999. However, the General Partner anticipates liquidating the remaining assets by December 31, 1998.

                   PHOENIX LEASING HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  June 30, 1998

                           Part II. Other Information
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

              On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fidicuary duty and breach of contract by the Companies as general partners of the Partnerships. Plaintiffs are expected to serve an amended complaint on August 14, 1998. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 2.       Changes in Securities.  Inapplicable
              ---------------------

Item 3.       Defaults Upon Senior Securities.  Inapplicable
              -------------------------------

Item 4.       Submission of Matters to a Vote of Securities Holders.
              -----------------------------------------------------
              Inapplicable

Item 5.       Other Information.  Inapplicable
              -----------------

Item 6.       Exhibits and Reports on 8-K:
              ---------------------------

              a)  Exhibits:

                  (27)      Financial Data Schedule

              b)  Reports on 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PHOENIX HIGH TECH/HIGH YIELD FUND,
                                          ---------------------------------
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                          --------------------------------
                                                      (Registrant)

      Date                      Title                           Signature
      ----                      -----                           ---------


August 12, 1998       Executive Vice President,            /S/ GARY W. MARTINEZ
-----------------     Chief Operating Officer              --------------------
                      and a Director of                    (Gary W. Martinez)
                      Phoenix Leasing Incorporated
                      General Partner



August 12, 1998       Chief Financial Officer,             /S/ HOWARD SOLOVEI
-----------------     Treasurer and a Director of          --------------------
                      Phoenix Leasing Incorporated         (Howard Solovei)
                      General Partner



August 12, 1998       Senior Vice President,               /S/ BRYANT J. TONG
-----------------     Financial Operations                 ------------------
                      (Principal Accounting Officer)       (Bryant J. Tong)
                      and a Director of
                      Phoenix Leasing Incorporated
                      General Partner