Form 10QSB
period 1998-09-30
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1998-11-12
CIK 837903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                              Yes   X      No
                                  -----       -----

7,526 Units of Limited Partnership Interest were outstanding as of September 30, 1998.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1998         1997
                                                          ----         ----
ASSETS

Cash and cash equivalents                                 $ 254       $ 496

Accounts receivable                                        --            37

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $0 and
   $56 at September 30, 1998 and December 31,
   1997, respectively)                                     --           --

Investment in joint ventures                                105         130

Other assets                                                  2           2
                                                          -----       -----

     Total Assets                                         $ 361       $ 665
                                                          =====       =====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                  $  21       $  20
                                                          -----       -----

     Total Liabilities                                       21          20
                                                          -----       -----

Partners' Capital (Deficit)

   General Partner                                           (2)        (15)

   Limited Partners, 25,000 units authorized,
     7,526 units issued and outstanding at
     September 30, 1998 and December 31, 1997               342         660
                                                          -----       -----

     Total Partners' Capital (Deficit)                      340         645
                                                          -----       -----

     Total Liabilities and Partners' Capital (Deficit)    $ 361       $ 665
                                                          =====       =====

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                             1998      1997      1998     1997
                                             ----      ----      ----     ----
INCOME

   Rental income                           $     7  $   --    $     7   $   --
   Earned income, financing leases             --       --        --          5
   Gain on sale of securities                  --       --        111        51
   Equity in earnings (losses) from joint
      ventures, net                              3       (3)      (10)      (10)
   Interest income, notes receivable           --        47         4        49
   Other income                                  4        7        11        23
                                           -------  -------   -------   -------

     Total Income                               14       51       123       118
                                           -------  -------   -------   -------

EXPENSES

   Amortization of acquisition fees            --       --        --          4
   Management fees to General Partner          --         2         4         7
   Reimbursed administrative costs to
     General Partner                             3        2         8         7
   Provision for losses on receivables           6      --          6       --
   Legal expenses                              --         5         1        12
   General and administrative expenses           5        5        20        16
                                           -------  -------   -------   -------

     Total Expenses                             14       14        39        46
                                           -------  -------   -------   -------

NET INCOME                                 $   --   $    37   $    84   $    72
                                           =======  =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                        $   --   $  4.82   $  9.01   $  7.87
                                           =======  =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                        $   --   $   --    $ 51.26   $153.79
                                           =======  =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                       $   --   $     1   $    16   $    13
     Limited Partners                          --        36        68        59
                                           -------  -------   -------   -------

                                           $   --   $    37   $    84   $    72
                                           =======  =======   =======   =======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                          Nine Months Ended
                                                             September 30,
                                                           1998        1997
                                                           ----        ----
Operating Activities:
--------------------
   Net income                                           $    84     $    72

   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of acquisition fees                      --             4
     Gain on sale of securities                            (111)        (51)
     Equity in losses from joint ventures, net               10          10
     Provision for losses on accounts receivable              6        --
     Decrease in accounts receivable                         31          28
     Increase (decrease) in accounts payable and
       accrued expenses                                       1          (4)
     Increase in other assets                              --            (2)
                                                        -------     -------

Net cash provided by operating activities                    21          57
                                                        -------     -------

Investing Activities:
--------------------
   Principal payments, financing leases                    --            99
   Proceeds from sale of securities                         111          51
   Distributions from joint ventures                         15        --
                                                        -------     -------

Net cash provided by investing activities                   126         150
                                                        -------     -------

Financing Activities:
--------------------
   Distributions to partners                               (389)     (1,170)
                                                        -------     -------

Net cash used by financing activities                      (389)     (1,170)
                                                        -------     -------

Decrease in cash and cash equivalents                      (242)       (963)

Cash and cash equivalents, beginning of period              496       1,499
                                                        -------     -------

Cash and cash equivalents, end of period                $   254     $   536
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

Note 4.  Net Income (Loss) and Distribution Per Limited Partnership Unit.
         ---------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the nine months ended September 30, 1998 and 1997. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 5.  Investment in Joint Ventures.
         ----------------------------

Foreclosed Cable System Joint Ventures
--------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                               September 30, December 31,
                                                  1998          1997
                                                  ----          ----
                                                (Amounts in Thousands)

         Assets                                   $602          $909
         Liabilities                                71           240
         Partners' Capital                         531           669

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                        1998      1997         1998        1997
                                        ----      ----         ----        ----
                                                (Amounts in Thousands)

         Revenue                       $  96     $ 104        $ 219       $ 307
         Expenses                         77       120          275         361
         Net Income (Loss)                19       (16)         (56)        (54)

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2.  Management's  Discussion  and Analysis of Financial  Condition  and
         -------------------------------------------------------------------
         Results of Operations.
         ---------------------

Results of Operations

     Phoenix High Tech/High Yield Fund, a California limited partnership ("the Partnership") reported net income of $0 and $84,000 for the three and nine months ended September 30, 1998, respectively, as compared to net income of $37,000 and $72,000 for the same periods in 1997.

     The decrease in net income for the three months ended September 30, 1998, compared to the same period in 1997, is a result of an absence in interest income from notes receivable compared to $47,000 in 1997. During the three months ended September 30, 1997, the Partnership received additional settlement proceeds from a defaulted note receivable with a net carrying value of $0. The Partnership did not have such an occurrence during 1998.

     The improvement in net income experienced for the nine months ended September 30, 1998 compared to 1997, is attributable to an increase in gain on sale of securities of $60,000. The gain on sale of securities, for which the Partnership received proceeds of $111,000 during the nine months ended September 30, 1998, is due to the exercise and sale of stock warrants held by the Partnership.

     Total income decreased by $37,000 during the three months ended September 30, 1998, compared to the same period in the previous year, but increased by $5,000 for the nine months ended September 30, 1998. The decrease in total income experienced during the three months ended September 30, 1998, compared to 1997, is attributable to the absence of interest income from notes receivable, as previously discussed. However, during the three months ended September 30, 1998, the Partnership did recognize rental income of $7,000 compared to $0 in the previous year. The rental income is attributable to the write-off of rental liabilities.

     The increase in total income of $5,000 for the nine months ended September 30, 1998, compared to the same period in the previous year, is a result of an increase in gain on sale of securities of $60,000, as previously discussed, which was partially offset by decreases in interest income from notes receivable of $45,000 and other income of $12,000. The decrease in other income is a result of a decline in interest income due to a decrease in the amount of cash being generated by the Partnership.

     Total expenses remained the same for the three months ended September 30, 1998, compared to the same period in the prior year, but decreased by $7,000 for the nine months ended September 30, 1998. The decline in total expenses for the nine months ended September 30, 1998, compared to the same period in 1997, is a result of an absence in amortization of acquisition fees compared to $4,000 in the previous year, as well as, a reduction in legal expenses of $11,000. The absence of amortization of acquisition fees and decrease in legal expenses are a result of the Partnership's remaining equipment being sold and the remaining net investment in financing leases coming to the end of their term during the third quarter of 1997. The absence of amortization of acquisition fees and the decrease in legal expenses for the nine months ended September 30, 1998 is partially offset by an increase in provision for losses on receivables of $6,000.

Liquidity and Capital Resources

     The cash generated by leasing and financing activities was $21,000 during the nine months ended September 30, 1998, as compared to $156,000 during the same period in 1997. The decrease in net cash generated by leasing and financing activities for the nine months ended September 30, 1998 is due primarily to the absence of principal payments from financing leases, compared to $99,000 for the prior year.

     The Partnership received distributions from joint ventures of $15,000 for the nine months ended September 30, 1998, compared to $0 for the same period in 1997. The increase in distributions is a result of one foreclosed cable systems joint venture making a final distribution.

     The cash distributed to partners was $389,000 and $1,170,000 for the nine months ended September 30, 1998 and 1997, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $385,000 and $1,158,000 in distributions during the period ended September 30, 1998 and 1997, respectively. The cumulative cash distributions to limited partners are $7,380,000 and $6,995,000 at September 30, 1998 and 1997, respectively. The General Partner received $4,000 and $12,000 for its share of the cash distributions during the period ended September 30, 1998 and 1997, respectively.

     Distributions for the nine months ended September 30, 1997 were higher than usual as a result of the receipt of a settlement payment on an impaired note during the quarter ended September 30, 1996. The Partnership included these proceeds in the January 15, 1997 distribution to partners. The Partnership anticipates making a distribution to partners on or before December 31, 1998.

     The General Partner currently anticipates that it may not be able to liquidate the remaining assets by December 31, 1998, as previously reported. The remaining assets of the Partnership consist primarily of an investment in Phoenix Pacific Northwest J.V., a foreclosed cable television system joint venture. The General Partner is continuing its efforts in marketing this cable television system for sale.

Impact of the Year 2000 Issue

     The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computers and computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

     The General Partner has performed an assessment of the computer programs used to conduct the business of the Partnership that are subject to Year 2000 risk. The General Partner and its affiliates are currently in the process of testing, upgrading, modifying and replacing existing computer programs that have been determined not to be Year 2000 compliant. It is estimated that this project will be completed in mid 1999. However, if this project is not completed in a timely matter, the Year 2000 issue could have a material impact on the Partnership's operations. The costs of these changes are being incurred by the

General Partner or its affiliates. Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations. The General Partner currently does not have a contingency plan, but will continue to evaluate the need for such plan as systems and programs are tested.

     The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem.

     The assessments of the risks and costs of the Year 2000 issue are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those estimates.

                   PHOENIX LEASING HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1998

                           Part II. Other Information
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs subsequently amended the Marin Action on August 14, 1998. On October 23, 1998, the Companies filed a demurrer to the Marin Action, seeking its dismissal. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

Item 2.     Changes in Securities.  Inapplicable
            ---------------------

Item 3.     Defaults Upon Senior Securities.  Inapplicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Securities Holders.  Inapplicable
            -----------------------------------------------------

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


November 11, 1998     Executive Vice President,            /S/ GARY W. MARTINEZ
-----------------     Chief Operating Officer              --------------------
                      and a Director of                    (Gary W. Martinez)
                      Phoenix Leasing Incorporated
                      General Partner



November 11, 1998     Chief Financial Officer,             /S/ HOWARD SOLOVEI
-----------------     Treasurer and a Director of          --------------------
                      Phoenix Leasing Incorporated         (Howard Solovei)
                      General Partner



November 11, 1998     Senior Vice President,               /S/ BRYANT J. TONG
-----------------     Financial Operations                 ------------------
                      (Principal Accounting Officer)       (Bryant J. Tong)
                      and a Director of
                      Phoenix Leasing Incorporated
                      General Partner