Form 10KSB
period 1998-12-31
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1999-03-25
CIK 837903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-17989


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

The Registrant's revenue for its most recent fiscal year was $126,000.

As of December 31, 1998, 7,526 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         1998 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.   Business..........................................................  3
Item 2.   Properties........................................................  4
Item 3.   Legal Proceedings.................................................  4
Item 4.   Submission of Matters to a Vote of Security Holders...............  4


                                     PART II

Item 5.   Market for the Registrant's Securities and Related Security Holder
            Matters.........................................................  4
Item 6.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  5
Item 7.   Financial Statements..............................................  7
Item 8.   Disagreements on Accounting and Financial Disclosure Matters...... 18


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant................ 18
Item 10.  Executive Compensation............................................ 19
Item 11.  Security Ownership of Certain Beneficial Owners and Management.... 20
Item 12.  Certain Relationships and Related Transactions.................... 20


                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 20


Signatures.................................................................. 22

                                     PART I

Item 1.       Business.
              --------

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

         From the initial formation of the Partnership through December 31, 1998, the total investments in equipment leases and financing transactions (loans) approximate $7,394,000. The average initial firm term of contractual payments from equipment subject to lease was 45.20 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.92%. The average initial firm term of contractual payments from loans was
61.96 months. These leases and loans have been concentrated primarily in the manufacturing and telecommunications industries.

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


Item 2.       Properties.
              ----------

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership were its investments in leases and loans, either directly or through its investment in joint ventures, to businesses located throughout the United States.

         As of December 31, 1998, the Partnership owns no equipment nor does it have any outstanding loans to borrowers.


Item 3.       Legal Proceedings.
              -----------------

         The Partnership is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

         No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise, during the year covered by this report.


                                     PART II

Item 5.       Market for the Registrant's Securities and Related Security Holder
              ------------------------------------------------------------------
              Matters.
              -------

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate number of equity security investments:

                                                          Number of Unit Holders
                     Title of Class                      as of December 31, 1998
              ----------------------------               -----------------------

              Limited Partners                                      378
              General Partner                                         1

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix High Tech/High Yield Fund (the Partnership) reported net income of $88,000 during the year ended December 31, 1998, as compared to a net loss of $6,000 during 1997.

         Total revenues increased by $58,000 during the year ended December 31, 1998, as compared to 1997. The increase in total revenues in 1998, compared to 1997, is attributable to an increase in gain on sale of securities and improved earnings from joint ventures. These increases were partially offset by a decrease in interest income from notes receivable.

         The gain on sale of securities for both 1998 and 1997 of $111,000 and $50,000, respectively, is attributable to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies.

         The increased earnings from joint ventures in 1998, compared to 1997, is attributable to the absence of a write-down of cable system assets in one of the foreclosed cable systems joint venture. Such a write down existed during the year ended December 31, 1997.

         Partially offsetting the factors contributing to the increase in total revenues is a decrease in interest income from notes receivable of $45,000 for the year ended December 31, 1998, compared to 1997. During the year ended December 31, 1998, the Partnership received additional settlement proceeds of $4,000 from a defaulted note receivable with a net carrying value of $0, compared to additional settlement proceeds of $49,000 received during the year ended December 31, 1997. These settlement proceeds are included in interest income from notes receivable on the Statement of Operations.

         The Partnership did recognize rental income of $7,000, during the year ended December 31, 1998 compared to $0 in the previous year. The rental income is attributable to the write-off of rental liabilities.

         Total expenses decreased by $36,000 for the year ended December 31, 1998 compared to 1997. The decrease is due to a $21,000 and $15,000 decrease in legal expenses and general and administrative expenses, respectively, compared to 1997. Other items causing total expenses to decrease are the decreases in amortization of acquisition fees and management fees to the General Partner. The absence of amortization of acquisition fees and decrease in legal expenses are a result of the Partnership's remaining equipment being sold. The amortization of acquisition fees and the decrease in legal expenses were partially offset by an increase in provision for losses on receivables of $6,000.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources

         The cash generated by leasing and financing activities was $16,000 for the year ended December 31, 1998, as compared to $116,000 for the year ended December 31, 1997. The decrease in cash generated in 1998, compared to 1997, is attributable to the absence of principal payments from finance leases.

         The Partnership received cash distributions from joint ventures during the year ended December 31, 1998 of $15,000, compared to $0 in 1997. The increase in distributions is a result of one foreclosed cable systems joint venture making a final distribution.

         The Partnership received proceeds from the sale of securities of $111,000 and $50,000 for the years ended December 31, 1998 and 1997, respectively, as a result of the exercise and sale of stock warrants, as previously discussed.

         As of December 31, 1998, the Partnership owned equipment being held for lease with an original cost of $0 and a net book value of $0, compared to $89,000 and $0, respectively, at December 31, 1997. The Partnership has sold all of its remaining equipment as of December 31, 1998.

         The cash distributed to partners was $530,000 and $1,169,000 during the years ended December 31, 1998 and 1997, respectively. In accordance with the

Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $525,000 and $1,157,000 in distributions during 1998 and 1997, respectively. The cumulative cash distributions to limited partners are $7,519,000 and $6,994,000 at December 31, 1998 and 1997,
respectively. The General Partner received $5,000 and $12,000 for its share of the cash distributions during 1998 and 1997, respectively.

         Distributions for the year ended December 31, 1997 were higher than usual as a result of the receipt of a settlement payment on an impaired note during the quarter ended September 30, 1996. The Partnership included these proceeds in the January 15, 1997 distribution to partners. The Partnership plans to make its next distribution in December of 1999.

         The Partnership sold equipment with an aggregate original cost of $89,000 and $669,000 during the years ended December 31, 1998 and 1997, respectively. The remaining assets of the Partnership consist primarily of an investment in Phoenix Pacific Northwest J.V., a foreclosed cable television joint venture. The General Partner is continuing its efforts in marketing this cable television system for sale.

         Cash generated from operating and investing activities has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses.

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

Impact of the Year 2000 Issue

         The General Partner has appointed ReSource/Phoenix, Inc. an affiliate of the General Partner, to manage its Year 2000 project.

         Resource/Phoenix has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. If the Year 2000 project is not completed in a timely manner, the Year 2000 issue could have a material impact on the Partnership's operations. The Y2K Project Team, however, has identified Y2K risks and issues and the remediation procedures which need to be implemented. The Y2K Project Team has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timelines.

         Installation of any remediation changes to software and hardware is planned to be completed by June 30, 1999.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                       ----------------------------------
                        A CALIFORNIA LIMITED PARTNERSHIP
                        --------------------------------

                          YEAR ENDED DECEMBER 31, 1998
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix  High  Tech/High  Yield Fund,  A  California  Limited
Partnership:

We have audited the accompanying balance sheet of Phoenix High Tech/High Yield Fund, A California Limited Partnership as of December 31, 1998, and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix High Tech/High Yield Fund, A California Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 22, 1999

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                               December 31, 1998
                                                               -----------------
ASSETS

Cash and cash equivalents                                             $ 108

Investment in joint ventures                                            105

Prepaid expense                                                           2
                                                                      -----

     Total Assets                                                     $ 215
                                                                      =====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                              $  12
                                                                      -----

     Total Liabilities                                                   12
                                                                      -----

Partners' Capital:

   General Partner                                                       (2)

   Limited Partners, 25,000 units authorized, 7,526 units
     issued and outstanding                                             205
                                                                      -----

     Total Partners' Capital                                            203
                                                                      -----

     Total Liabilities and Partners' Capital                          $ 215
                                                                      =====



        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                        1998       1997
                                                        ----       ----

INCOME

   Rental income                                        $   7      $  -
   Earned income, financing leases                         -           5
   Interest income, notes receivable                        4         49
   Equity in losses from joint ventures                   (10)       (67)
   Gain on sale of securities                             111         50
   Other income                                            14         31
                                                        -----      -----

     Total Income                                         126         68
                                                        -----      -----

EXPENSES

   Amortization of acquisition fees                        -           4
   Management fees to General Partner                       4          7
   Reimbursed administrative costs to General Partner      11         10
   Provision for losses on receivables                      6         -
   Legal expense                                            1         22
   General and administrative expenses                     16         31
                                                        -----      -----

     Total Expenses                                        38         74
                                                        -----      -----

NET INCOME (LOSS)                                          88         (6)

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period       111         50
     Less:  reclassification adjustment for gains
       included in net income                            (111)       (50)
                                                        -----      -----

Other comprehensive income                                 -          -
                                                        -----      -----

COMPREHENSIVE INCOME                                    $  88      $  (6)
                                                        =====      =====


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT          $9.30      $(.74)
                                                        =====      =====

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                      $  18      $  -
   Limited Partners                                        70         (6)
                                                        -----      -----

                                                        $  88      $  (6)
                                                        =====      =====

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                          General
                                          Partner's   Limited Partners'   Total
                                           Amount      Units    Amount    Amount
                                          ---------   -----------------   ------

Balance, December 31, 1996                 $    (3)    7,526  $ 1,823   $ 1,820

Distributions to partners ($153.79 per
   limited partnership unit)                   (12)     --     (1,157)   (1,169)

Net loss                                      --        --         (6)       (6)
                                           -------   -------  -------   -------

Balance, December 31, 1997                     (15)    7,526      660       645

Distributions to partners ($69.68 per
   limited partnership unit)                    (5)     --       (525)     (530)

Net income                                      18      --         70        88
                                           -------   -------  -------   -------

Balance, December 31, 1998                 $    (2)    7,526  $   205   $   203
                                           =======   =======  =======   =======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                For the Years Ended December 31,
                                                        1998       1997
                                                        ----       ----

Operating Activities:

   Net income (loss)                                   $    88   $    (6)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Amortization of acquisition fees                   --           4
       Equity in losses from joint ventures                 10        67
       Provision for losses on accounts receivable           6      --
       Gain on sale of securities                         (111)      (50)
       Decrease in accounts receivable                      31         7
       Decrease in accounts payable and accrued
         expenses                                           (8)       (4)
       Increase in other assets                           --          (1)
                                                       -------   -------

   Net cash provided by operating activities                16        17
                                                       -------   -------

Investing Activities:

   Principal payments, financing leases                   --          99
   Proceeds from sale of securities                        111        50
   Distributions from joint ventures                        15      --
                                                       -------   -------

   Net cash provided by investing activities               126       149
                                                       -------   -------

Financing Activities:

   Distributions to partners                              (530)   (1,169)
                                                       -------   -------

   Net cash used in financing activities                  (530)   (1,169)
                                                       -------   -------

Decrease in cash and cash equivalents                     (388)   (1,003)

Cash and cash equivalents, beginning of period             496     1,499
                                                       -------   -------

Cash and cash equivalents, end of period               $   108   $   496
                                                       =======   =======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


Note 1.       Organization and Partnership Matters.
              ------------------------------------

         Phoenix High Tech/High Yield Fund (the "Partnership"), was formed as a California limited partnership on July 26, 1988. The initial Limited Partner capital contribution of $1,000 was made by Phoenix Leasing Incorporated (the "General Partner"). The Partnership's primary business objectives are: (1) leasing and financing various types of capital equipment, primarily to and for emerging growth companies and, in some cases, making secured loans to such companies; (2) making secured loans to operators of cable television systems for acquisition, refinancing, construction, upgrade and extension of cable television systems; and (3) engaging in other types of leasing and financing arrangements, including entering into equipment purchase and remarketing agreements with various manufacturers of equipment and software available for leasing or licensing by the Partnership. The Partnership will terminate on December 31, 1999.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of spreading the risks of financing or acquiring certain capital equipment leased to third parties (see Note 4).

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

         The schedule of compensation due and distributions made to the General Partner for the years ended December 31, is as follows:

                                                        1998        1997
                                                        ----        ----
                                                     (Amounts in Thousands)

         Management fees                                $ 4         $ 7
         Cash distributions                               5          12
                                                        ---         ---

                                                        $ 9         $19
                                                        ===         ===


Note 2.       Summary of Significant Accounting Policies.
              ------------------------------------------

         Cash and Cash Equivalents. This includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

         Leasing Operations. The Partnership's leasing operations consisted of financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income was credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Direct costs of consummating new leases were capitalized and included in the cost.

         Under the operating method of accounting for leases, the leased equipment was recorded as an asset at cost and depreciated on a straight-line basis over the estimated useful life, ranging up to seven years.

         Rental income for the year was determined on a straight-line basis of rental payments due for the period under the terms of the lease. Maintenance and repairs of the leased equipment were charged to expense.

         Portfolio Valuation Methodology. The Partnership used the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

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

         Reclassification. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

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

         Comprehensive Income. As of January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the Partnership, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.


Note 3.       Notes Receivable.
              ----------------

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

         During the year ended December 31, 1998 and 1997, the Partnership received additional settlement proceeds of $4,000 and $49,000, respectively, from a defaulted note receivable with a net carrying value of $0.

Note 4.       Investment in Joint Ventures.
              ----------------------------

Foreclosed Cable Systems Joint Ventures
---------------------------------------

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

         The  joint  ventures  owned  by  the  Partnership,   along  with  their
percentage ownership is as follows:

                                                            Percentage
              Joint Venture                                  Ownership
              -------------                                 ----------

              Phoenix Pacific Northwest J.V                    19.82%
              Phoenix Independence Cable, LLC(1)               17.75

         (1) cable system sold and joint venture closed during 1998.

         An analysis of the Partnership's net investment in foreclosed cable systems joint ventures is as follows:

                                                                          Net
                   Net Investment              Equity in              Investment
                    at Beginning               Earnings                 at End
Date                 of Period   Contributions (Losses)  Distributions of Period
----               ------------- ------------- --------  ------------- ---------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1997     $197          $ -        $(67)        $ -         $130
                       ====          ====       ====         ====        ====

Year Ended
 December 31, 1998     $130          $ -        $(10)        $ 15        $105
                       ====          ====       ====         ====        ====

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                   December 31, 1998
                                                   -----------------
                                                (Amounts in Thousands)

         Assets                                          $626
         Liabilities                                       97
         Partners' Capital                                529

                                             For the Years Ended December 31,
                                                  1998            1997
                                                  ----            ----
                                                 (Amounts in Thousands)

         Revenue                                 $ 284           $ 404
         Expenses                                  342             778
         Net Loss                                  (58)           (374)

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the foreclosed cable systems joint ventures. The foreclosed cable systems joint ventures will pay a management fee equal to four and one-half percent of the monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.

Note 5.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                    1998
                                                                    ----
                                                          (Amounts in Thousands)

         Legal                                                      $ 6
         Other                                                        5
         General Partner and affiliates                               1
                                                                    ---

              Total                                                 $12
                                                                    ===


Note 6.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements of the Partnership.

         The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1998:

                         Reported Amounts    Tax Basis      Net Difference
                         ----------------    ---------      --------------
                                        (Amounts in Thousands)

         Assets                $215             $144             $ 71
         Liabilities             12               12              --


Note 7.       Related Entities.
              ----------------

         The General Partner and its affiliates also are, or have been a general partner in other limited partnerships, most of which are generally engaged in the equipment leasing business, but some of which provide financing to emerging growth companies and operators of cable television systems.


Note 8.       Reimbursed Costs to the General Partner.
              ---------------------------------------

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

         The reimbursed administrative costs to the General Partner were $11,000 and $10,000 for the years ended December 31, 1998 and 1997, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1998 and 1997 were $0.

         In addition, the General Partner receives a management fee and an acquisition fee for services rendered in connection with equipment acquisitions (see Note 1).


Note 9.       Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 7,526 for the years ended December 31, 1998 and 1997. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's ending capital account balance.

Note 10.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate the fair values.

Item 8.       Disagreements on Accounting and Financial Disclosure Matters.
              ------------------------------------------------------------

         None.


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.
              --------------------------------------------------

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

         GUS CONSTANTIN, age 61, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 48, is Executive Vice President, Chief Operating Officer and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 37, is the Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         BRYANT J. TONG, age 44, is Senior Vice President, Financial Operations and a Director of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. Phoenix Income Fund, L.P.
              Phoenix Leasing Cash Distribution Fund IV and Phoenix Leasing Cash Distribution Fund III

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1998, all such required reports were filed on a timely basis.

Certain Legal Proceedings.

         On October 28, 1997, a Class Action Complaint (the "Complaint") was filed against Phoenix Leasing Inc., Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Inc. (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the Complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case is currently in transit. Defendants have not yet responded to the Complaint.
Discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.      Executive Compensation.
              ----------------------

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

        (A)                 (B)                             (C)                                (D)

                                                      Cash and cash-                      Aggregate of
Name of Individual      Capacities in                 equivalent forms                    contingent forms
or persons in group     which served                  of remuneration                     of remuneration
-------------------     -------------      -------------------------------------------    ----------------
                                                   (C1)                    (C2)
                                                                  Securities or property
                                       Salaries, fees, directors' insurance benefits or
                                       fees, commissions, and     reimbursement, personal
                                       bonuses                    benefits
                                       -------------------------  -----------------------
                                                      (Amounts in Thousands)
Phoenix Leasing
  Incorporated          General Partner        $   4(1)                   $   0                $   0
                                                ====                       ====                 ====

(1)  consists of management fees.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

         (a) As of December 31, 1998, the following investors had a beneficial ownership of more than 5% of the outstanding Limited Partnership units:
                                                  Amount and
                  Name and Address            Nature of Beneficial   Percent
Title of Class    of Beneficial Owner              Ownership         of Class
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


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.

                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------
                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 1998                           9
              Statements of Operations and Comprehensive Income
                for the Years Ended December 31, 1998 and 1997               10
              Statements of Partners' Capital for the Years Ended
                December 31, 1998 and 1997                                   11
              Statements of Cash Flows for the Years Ended
                December 31, 1998 and 1997                                   12
              Notes to Financial Statements                             13 - 17

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1998.

(c)      Exhibits

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


        Date:  March 24, 1999            By:   /S/ GUS CONSTANTIN
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

/S/ GUS CONSTANTIN     President, Chief Executive Officer and a   March 24, 1999
--------------------   Director of Phoenix Leasing Incorporated   --------------
(Gus Constantin)       General Partner


/S/ GARY W. MARTINEZ   Executive Vice President,                  March 24, 1999
--------------------   Chief Operating Officer                    --------------
(Gary W. Martinez)     and a Director of
                       Phoenix Leasing Incorporated
                       General Partner


/S/ HOWARD SOLOVEI     Chief Financial Officer,                   March 24, 1999
--------------------   Treasurer and a Director of                --------------
(Howard Solovei)       Phoenix Leasing Incorporated
                       General Partner


/S/ BRYANT J. TONG     Senior Vice President,                     March 24, 1999
--------------------   Financial Operations                       --------------
(Bryant J. Tong)       (Principal Accounting Officer)
                       and a Director of
                       Phoenix Leasing Incorporated
                       General Partner