Form 10QSB
period 1999-03-31
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1999-05-13
CIK 837903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF  THE SECURITIES  EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

7,526 Units of Limited  Partnership  Interest were  outstanding  as of March 31,
1999.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                       March 31,  December 31,
                                                         1999        1998
                                                         ----        ----
ASSETS

Cash and cash equivalents                                $ 105       $ 108

Investment in joint ventures                               101         105

Prepaid expense                                              2           2
                                                         -----       -----

     Total Assets                                        $ 208       $ 215
                                                         =====       =====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                 $  14       $  12
                                                         -----       -----

     Total Liabilities                                      14          12
                                                         -----       -----

Partners' Capital (Deficit)

   General Partner                                          (2)         (2)

   Limited Partners, 25,000 units authorized, 7,526
     Units issued and outstanding at March 31, 1999
     and December 31, 1998                                 196         205
                                                         -----       -----

     Total Partners' Capital (Deficit)                     194         203
                                                         -----       -----

     Total Liabilities and Partners' Capital (Deficit)   $ 208       $ 215
                                                         =====       =====

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                            1999        1998
                                                            ----        ----
INCOME

   Interest income                                        $    1      $    3
                                                          ------      ------

     Total Income                                              1           3
                                                          ------      ------

EXPENSES

   Equity in losses from joint ventures, net                   4           2
   Reimbursed administrative costs to General Partner          3           3
   General and administrative expenses                         3           6
                                                          ------      ------

     Total Expenses                                           10          11
                                                          ------      ------

NET LOSS                                                      (9)         (8)

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period          --           25
     Less:  reclassification adjustment for gains
            included in net income                           --          --
                                                          ------      ------
Other comprehensive income                                   --           25
                                                          ------      ------

COMPREHENSIVE INCOME                                      $   (9)     $   17
                                                          ======      ======


NET LOSS PER LIMITED PARTNERSHIP UNIT                     $(1.21)     $(1.09)
                                                          ======      ======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                $  --       $51.26
                                                          ======      ======

ALLOCATION OF NET LOSS:
     General Partner                                      $  --       $  --
     Limited Partners                                         (9)         (8)
                                                          ------      ------

                                                          $   (9)     $   (8)
                                                          ======      ======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                1999      1998
                                                                ----      ----
Operating Activities:
--------------------
   Net loss                                                     $  (9)    $  (8)

   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Equity in losses from joint ventures, net                    4         2
       Decrease in accounts receivable                           --          22
       Increase in accounts payable and accrued expenses            2         1
                                                                -----     -----

Net cash provided by (used in) operating activities                (3)       17
                                                                -----     -----


Financing Activities:
--------------------
   Distributions to partners                                     --        (390)
                                                                -----     -----

Net cash used in financing activities                            --        (390)
                                                                -----     -----

Decrease in cash and cash equivalents                              (3)     (373)

Cash and cash equivalents, beginning of period                    108       496
                                                                -----     -----

Cash and cash equivalents, end of period                        $ 105     $ 123
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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

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

Note 4.  Net Income (Loss) and Distribution Per Limited Partnership Unit.
         ---------------------------------------------------------------

         Net loss and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the three months ended March 31, 1999 and 1998. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 5.  Investment in Joint Ventures.
         ----------------------------

Foreclosed Cable System Joint Ventures
--------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                    March 31,  December 31,
                                                      1999        1998
                                                      ----        ----
                                                    (Amounts in Thousands)

         Assets                                       $610        $626
         Liabilities                                    99          97
         Partners' Capital                             511         529


                                                     Three Months Ended
                                                          March 31,
                                                      1999        1998
                                                      ----        ----
                                                    (Amounts in Thousands)

         Revenue                                      $ 60        $100
         Expenses                                       79         110
         Net Loss                                      (19)        (10)

         Phoenix Pacific North West Cable Joint Venture has accepted and agreed to the terms stated on a Letter of Intent dated April 5, 1999 to sell all or substantially all of its assets on or before the closing date of July 1, 1999. Cash, accounts receivables and certain other miscellaneous items, currently owned by Phoenix Pacific North West Cable Joint Venture are excluded from this sale. This Letter of Intent is subject to a definitive asset purchase agreement which is currently being negotiated with the potential buyer.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix High Tech/High Yield Fund, a California limited partnership ("the Partnership") reported a net loss of $9,000 and $8,000 for the three months ended March 31, 1999 and 1998, respectively.

         Total income decreased by $2,000 during the three months ended March 31, 1999, compared to the same period in the previous year. The decrease in total income during the three months ended March 31, 1999, compared to 1998, is attributable to a decline in interest income due to a decrease in the amount of cash being generated by the Partnership.

         Total expenses remained virtually the same for the three months ended March 31, 1999, compared to the same period in the prior year.

Liquidity and Capital Resources

         The cash used by leasing and financing activities was $3,000 during the three months ended March 31, 1999, as compared to cash generated of $17,000 during the same period in 1998. The decrease in net cash generated by leasing and financing activities for the three months ended March 31, 1999 is due primarily to the decline in accounts receivable of $22,000 for the three months ended March 31, 1999, compared to 1998.

         The cash distributed to partners was $0 and $390,000 for the three months ended March 31, 1999 and 1998, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $0 and $386,000 in distributions during the period ended March 31, 1999 and 1998, respectively. The cumulative cash distributions to limited partners are $7,519,000 and $7,381,000 at March 31, 1999 and 1998, respectively. The General Partner received $0 and $4,000 for its share of the cash distributions during the period ended March 31, 1999 and 1998, respectively. The Partnership plans to make its next distribution to partners in December 1999.

Impact of the Year 2000 Issue

         ReSource/Phoenix, Inc. ("ReSource/Phoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such Resource/Phoenix manages the Year 2000 project on behalf of the General Partner.

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to software and hardware is planned to be completed by September 15, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                   PHOENIX LEASING HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 March 31, 1999

                           Part II. Other Information
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case was transferred in March 1999. Defendants have not yet responded to the Complaint. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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

                                          PHOENIX HIGH TECH/HIGH YIELD FUND,
                                          ---------------------------------
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                          --------------------------------
                                                      (Registrant)

      Date                      Title                           Signature
      ----                      -----                           ---------


May 13, 1999          Executive Vice President,            /S/ GARY W. MARTINEZ
------------          Chief Operating Officer              --------------------
                      and a Director of                    (Gary W. Martinez)
                      Phoenix Leasing Incorporated
                      General Partner



May 13, 1999          Chief Financial Officer,             /S/ HOWARD SOLOVEI
------------          Treasurer and a Director of          --------------------
                      Phoenix Leasing Incorporated         (Howard Solovei)
                      General Partner



May 13, 1999          Senior Vice President,               /S/ BRYANT J. TONG
------------          Financial Operations                 ------------------
                      (Principal Accounting Officer)       (Bryant J. Tong)
                      and a Director of
                      Phoenix Leasing Incorporated
                      General Partner