Form 10QSB
period 1999-06-30
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1999-08-13
CIK 837903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF  THE SECURITIES  EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

7,526 Units of Limited  Partnership  Interest  were  outstanding  as of June 30,
1999.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         June 30,   December 31,
                                                           1999        1998
                                                           ----        ----
ASSETS

Cash and cash equivalents                                  $  98       $ 108

Investment in joint ventures                                  97         105

Prepaid expense                                                1           2
                                                           -----       -----

     Total Assets                                          $ 196       $ 215
                                                           =====       =====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                   $  14       $  12
                                                           -----       -----

     Total Liabilities                                        14          12
                                                           -----       -----

Partners' Capital (Deficit)

   General Partner                                            (2)         (2)

   Limited Partners, 25,000 units authorized, 7,526
     units issued and outstanding at June 30, 1999
     and December 31, 1998                                   184         205
                                                           -----       -----

     Total Partners' Capital (Deficit)                       182         203
                                                           -----       -----

     Total Liabilities and Partners' Capital (Deficit)     $ 196       $ 215
                                                           =====       =====

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                           Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                             1999      1998     1999      1998
                                             ----      ----     ----      ----
INCOME

   Gain on sale of securities               $  --     $  111   $  --     $  111
   Other income                                  2         8        3        11
                                            ------    ------   ------    ------

     Total Income                                2       119        3       122
                                            ------    ------   ------    ------

EXPENSES

   Equity in losses from joint ventures, net     4        11        8        13
   Management fees to General Partner          --          4                  4
   Reimbursed administrative costs to
     General Partner                             4         3        7         5
   General and administrative expenses           6         9        9        16
                                            ------    ------   ------    ------

     Total Expenses                             14        27       24        38
                                            ------    ------   ------    ------

NET INCOME (LOSS)                              (12)       92      (21)       84

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising
       during period                           --         86      --        111
     Less:  reclassification adjustment
            for gains included in net
            income                             --       (111)     --       (111)
                                            ------    ------   ------    ------
Other comprehensive income                     --        (25)     --        --
                                            ------    ------   ------    ------

COMPREHENSIVE INCOME                        $  (12)   $   67   $  (21)   $   84
                                            ======    ======   ======    ======


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                         $(1.61)   $10.10   $(2.82)   $ 9.01
                                            ======    ======   ======    ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                         $  --     $  --    $  --     $51.26
                                            ======    ======   ======    ======

ALLOCATION OF NET INCOME (LOSS):
     General Partner                        $  --     $   16   $  --     $   16
     Limited Partners                          (12)       76      (21)       68
                                            ------    ------   ------    ------

                                            $  (12)   $   92   $  (21)   $   84
                                            ======    ======   ======    ======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                                 1999     1998
                                                                 ----     ----
Operating Activities:
--------------------
   Net income (loss)                                             $ (21)   $  84

   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Gain on sale of securities                                 --       (111)
       Equity in losses from joint ventures, net                     8       13
       Decrease in accounts receivable                            --         22
       Increase in accounts payable and accrued expenses             2       11
       Decrease in other assets                                      1     --
                                                                 -----    -----

Net cash provided by (used in) operating activities                (10)      19
                                                                 -----    -----

Investing Activities:
--------------------
   Proceeds from sale of securities                               --        111
                                                                 -----    -----

Net cash provided by investing activities                         --        111
                                                                 -----    -----

Financing Activities:
--------------------
   Distributions to partners                                      --       (389)
                                                                 -----    -----

Net cash used in financing activities                             --       (389)
                                                                 -----    -----

Decrease in cash and cash equivalents                              (10)    (259)

Cash and cash equivalents, beginning of period                     108      496
                                                                 -----    -----

Cash and cash equivalents, end of period                         $  98    $ 237
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

Note 4.  Net Income (Loss) and Distribution Per Limited Partnership Unit.
         ---------------------------------------------------------------

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the six months ended June 30, 1999 and 1998. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 5.  Investment in Joint Ventures.
         ----------------------------

Foreclosed Cable Systems Joint Venture
--------------------------------------

         The aggregate financial information of the foreclosed cable systems joint venture is presented below:

                                               June 30,     December 31,
                                                 1999          1998
                                                 ----          ----
                                               (Amounts in Thousands)

          Assets                                 $596          $626
          Liabilities                             104            97
          Partners' Capital                       492           529

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                     1999        1998          1999        1998
                                     ----        ----          ----        ----
                                               (Amounts in Thousands)

           Revenue                   $ 63        $ 22          $123        $123
           Expenses                    82          87           160         198
           Net Loss                   (19)        (65)          (37)        (75)

Note 6.  Subsequent Event.
         ----------------

         In July 1999, Phoenix Pacific North West Cable Joint Venture (a foreclosed cable television joint venture) sold all of its assets owned or leased used in its business and operations, with the exception of cash and similar investments, marketable securities and other assets as mutually agreed upon for $602,000. The net carrying value of the assets as of June 30, 1999 was $511,000.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix High Tech/High Yield Fund, a California limited partnership ("the Partnership") reported a net loss of $12,000 and $21,000 for the three and six months ended June 30, 1999, respectively, compared to a net gain of $92,000 and $84,000 for the three and six months ended June 30, 1998, respectively.

     Total income decreased by $117,000 and $119,000 during the three and six months ended June 30, 1999, compared to the same period in the previous year. The decrease is attributable to the absence of a gain on sale of securities during 1999, compared to a gain on $111,000 on sale of securities for the three and six months ended June 30, 1998, respectively. The decline is also attributable to a decline in interest income due to a decrease in the amount of cash being generated by the Partnership.

     Total expenses decreased $13,000 and $14,000 for the three and six months ended June 30, 1999, compared to the same period in the prior year, due to a decrease in losses from joint ventures. This decrease in expenses is due to one of the two cable system joint ventures the partnership participates in closing during 1998.

Liquidity and Capital Resources

     The cash used by leasing and financing activities was $10,000 during the six months ended June 30, 1999, as compared to cash generated of $19,000 during the same period in 1998. The decrease in net cash generated by leasing and financing activities for the six months ended June 30, 1999 is due primarily to the decline in accounts receivable of $22,000 for the six months ended June 30, 1999, compared to 1998.

     The cash distributed to partners was $0 and $389,000 for the six months ended June 30, 1999 and 1998, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $0 and $385,000 in distributions during the period ended June 30, 1999 and 1998, respectively. The cumulative cash distributions to limited partners are $7,519,000 and $7,380,000 at June 30, 1999 and 1998, respectively. The General Partner received $0 and $4,000 for its share of the cash distributions during the period ended June 30, 1999 and 1998, respectively. The Partnership plans to make its next distribution to partners in December 1999.

Impact of the Year 2000 Issue

         ReSource/Phoenix, Inc. ("ReSource/Phoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such Resource/Phoenix manages the Year 2000 project on behalf of the General Partner.

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware is planned to be completed by October 31, 1999.

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

                                  June 30, 1999

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the "Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants  have  not  yet  responded  to  the  Ash  Complaint,   which
plaintiffs amended twice. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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

                                          PHOENIX HIGH TECH/HIGH YIELD FUND,
                                          ---------------------------------
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                          --------------------------------
                                                      (Registrant)

      Date                      Title                           Signature
      ----                      -----                           ---------


August 13, 1999       Executive Vice President,            /S/ GARY W. MARTINEZ
---------------       Chief Operating Officer              --------------------
                      and a Director of                    (Gary W. Martinez)
                      Phoenix Leasing Incorporated
                      General Partner



August 13, 1999       Chief Financial Officer,             /S/ HOWARD SOLOVEI
---------------       Treasurer and a Director of          --------------------
                      Phoenix Leasing Incorporated         (Howard Solovei)
                      General Partner



August 13, 1999       Senior Vice President,               /S/ BRYANT J. TONG
---------------       Financial Operations                 --------------------
                      (Principal Accounting Officer)       (Bryant J. Tong)
                      and a Director of
                      Phoenix Leasing Incorporated
                      General Partner