Form 10QSB
period 1999-09-30
PHOENIX HIGH TECH HIGH YIELD FUND
filed 1999-11-10
CIK 837903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF  THE SECURITIES  EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                              Yes   X      No
                                  -----       -----

7,526 Units of Limited Partnership Interest were outstanding as of September 30, 1999.

Transitional small business disclosure format:

                              Yes          No   X
                                  -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1999          1998
                                                          ----          ----
ASSETS

Cash and cash equivalents                                $ 215         $ 108

Investment in joint ventures                              --             105

Prepaid expense                                           --               2
                                                         -----         -----

     Total Assets                                        $ 215         $ 215
                                                         =====         =====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                 $   8         $  12
                                                         -----         -----

     Total Liabilities                                       8            12
                                                         -----         -----

Partners' Capital (Deficit)

   General Partner                                          (2)           (2)

   Limited Partners, 25,000 units authorized, 7,526
     units issued and outstanding at September 30,
     1999 and December 31, 1998                            209           205
                                                         -----         -----

     Total Partners' Capital (Deficit)                     207           203
                                                         -----         -----

     Total Liabilities and Partners' Capital (Deficit)   $ 215         $ 215
                                                         =====         =====

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1999      1998      1999      1998
                                           ----      ----      ----      ----
INCOME

   Rental income                          $  --     $     7  $  --     $     7
   Gain on sale of securities                   2      --          2       111
   Equity in earnings (losses) from joint
      ventures, net                            19         3       11       (10)
   Other income                                 4         4        7        15
                                          -------   -------  -------   -------

     Total Income                              25        14       20       123
                                          -------   -------  -------   -------

EXPENSES

   Management fees to General Partner        --        --       --           4
   Reimbursed administrative costs to
     General Partner                         --           3        3         8
   Provision for losses on receivables       --           6     --           6
   General and administrative expenses       --           5       13        21
                                          -------   -------  -------   -------

     Total Expenses                          --          14       16        39
                                          -------   -------  -------   -------

NET INCOME                                     25      --          4        84

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising
       during period                            2      --          2       111
     Less: reclassification adjustment
           for gains included in net
           income                              (2)     --         (2)     (111)
                                          -------   -------  -------   -------
Other comprehensive income                   --        --       --        --
                                          -------   -------  -------   -------
COMPREHENSIVE INCOME                      $    25   $  --    $     4   $    84
                                          =======   =======  =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $  3.29   $  --    $   .47   $  9.01
                                          =======   =======  =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $  --     $  --    $  --     $ 51.26
                                          =======   =======  =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $  --     $  --    $  --     $    16
     Limited Partners                          25      --          4        68
                                          -------   -------  -------   -------
                                          $    25   $  --    $     4   $    84
                                          =======   =======  =======   =======

        The accompanying notes are an integral part of these statements.

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                               Nine Months Ended
                                                                 September 30,
                                                                1999       1998
                                                                ----       ----
Operating Activities:
--------------------
   Net income                                                   $   4     $  84

   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Gain on sale of securities                                    (2)     (111)
     Equity in losses (gains) from joint ventures, net            (11)       10
     Provision for losses on accounts receivable                 --           6
     Decrease in accounts receivable                             --          31
     Increase (decrease) in accounts payable and
       accrued expenses                                            (4)        1
     Decrease in other assets                                       2      --
                                                                -----     -----

Net cash provided by (used in) operating activities               (11)       21
                                                                -----     -----

Investing Activities:
--------------------
   Proceeds from sale of securities                                 2       111
   Distributions from joint ventures                              116        15
                                                                -----     -----

Net cash provided by investing activities                         118       126
                                                                -----     -----

Financing Activities:
--------------------
   Distributions to partners                                     --        (389)
                                                                -----     -----

Net cash used in financing activities                            --        (389)
                                                                -----     -----

Increase (decrease) in cash and cash equivalents                  107      (242)

Cash and cash equivalents, beginning of period                    108       496
                                                                -----     -----

Cash and cash equivalents, end of period                        $ 215     $ 254
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

Note 4.  Net Income (Loss) and Distribution Per Limited Partnership Unit.
         ---------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 7,526 for the nine months ended September 30, 1999 and 1998. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 5.  Investment in Joint Ventures.
         ----------------------------

Foreclosed Cable Systems Joint Venture
--------------------------------------

         The aggregate financial information of the foreclosed cable systems joint venture is presented below:

                                       September 30,        December 31,
                                           1999                 1998
                                           ----                 ----
                                            (Amounts in Thousands)

              Assets                       $ -                 $ 626
              Liabilities                    -                    97
              Partners' Capital              -                   529

                                    Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
                                    1999          1998        1999         1998
                                    ----          ----        ----         ----
                                               (Amounts in Thousands)

              Revenue              $121          $ 96         $245         $219
              Expenses               26            77          187          275
              Net Income (Loss)      95            19           58          (56)

                       PHOENIX HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

     Phoenix High Tech/High Yield Fund, a California limited partnership ("the Partnership") reported net income of $25,000 and $4,000 for the three and nine months September 30, 1999, respectively, compared to net income of $0 and $84,000 for the three and nine months ended September 30, 1998, respectively.

     Total income decreased by $103,000 during the nine months ended September 30, 1999, compared to the same period in the previous year. The decrease is attributable to a decrease in gain on sale of securities. The gain on sale of securities for the nine months ended September 30, 1999 was $2,000, compared to a gain on sale of securities of $111,000 for the nine months ended September 30, 1998, respectively. The decline in total revenues during 1999 is also attributable to a decline in other income which is a result of a reduction in interest income from the Partnership's bank account due to a decrease in the amount of cash being generated by the Partnership.

     Total income increased by $11,000 during the three months ended September 30, 1999, compared to the same period in the previous year. The increase is due to increased earnings from a cable system joint venture that was sold during the three months ended September 30, 1999.

     Total expenses decreased $14,000 and $23,000 for the three and nine months ended September 30, 1999, compared to the same period in the prior year, due to an overall reduction in most expense items.

Liquidity and Capital Resources

     The cash used in leasing and financing activities was $11,000 during the nine months ended September 30, 1999, as compared to cash generated of $21,000 during the same period in 1998. The decrease in cash generated is a result of the liquidation of the Partnership's assets.

     The cash distributed to partners was $0 and $389,000 for the nine months ended September 30, 1999 and 1998, respectively. In accordance with the Partnership Agreement, the Limited Partners are entitled to 99% of the cash available for distribution and the General Partner is entitled to 1%. As a result, the Limited Partners received $0 and $385,000 in distributions during the nine month period ended September 30, 1999 and 1998, respectively. The cumulative cash distributions to limited partners are $7,519,000 and $7,380,000 at September 30, 1999 and 1998, respectively. The General Partner received $0 and $4,000 for its share of the cash distributions during the period ended September 30, 1999 and 1998, respectively. The Partnership plans to make its next distribution to partners in December 1999.

Impact of the Year 2000 Issue

         ReSourcePhoenix.com ("ReSourcePhoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such ResourcePhoenix manages the Year 2000 project on behalf of the General Partner.

         ResourcePhoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSourcePhoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

                   PHOENIX LEASING HIGH TECH/HIGH YIELD FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1999

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

         Defendants have filed a demurrer to the Ash Complaint, which plaintiffs amended three times. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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

                                          PHOENIX HIGH TECH/HIGH YIELD FUND,
                                          ---------------------------------
                                          A CALIFORNIA LIMITED PARTNERSHIP
                                          --------------------------------
                                                      (Registrant)

      Date                      Title                           Signature
      ----                      -----                           ---------


November 10, 1999     Executive Vice President,            /S/ GARY W. MARTINEZ
-----------------     Chief Operating Officer              --------------------
                      and a Director of                    (Gary W. Martinez)
                      Phoenix Leasing Incorporated
                      General Partner



November 10, 1999     Chief Financial Officer,             /S/ HOWARD SOLOVEI
-----------------     Treasurer and a Director of          --------------------
                      Phoenix Leasing Incorporated         (Howard Solovei)
                      General Partner



November 10, 1999     Senior Vice President,               /S/ BRYANT J. TONG
-----------------     Financial Operations                 --------------------
                      (Principal Accounting Officer)       (Bryant J. Tong)
                      and a Director of
                      Phoenix Leasing Incorporated
                      General Partner